Form 10-K
period 2003-12-31
FALCON FINANCIAL INVESTMENT TRUST
filed 2004-03-30
CIK 1262001

Use these links to rapidly review the document
FALCON FINANCIAL INVESTMENT TRUST TABLE OF CONTENTS
Item 8. Consolidated Financial Statements and Supplementary Data

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From October 1, 2003 to December 31, 2003

FALCON FINANCIAL INVESTMENT TRUST
(Exact name of registrant as specified in its charter)

Commission file number 0-50509

MARYLAND (State or other jurisdiction of incorporation or organization)	57-6208172 (I.R.S. Employer Identification No.)

15 Commerce Road
Stamford, Connecticut 06902
(Address of principal executive offices)
(Zip code)

203-967-0000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Shares of Beneficial Interest, par value $.01 per share
(Title of Classes)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of common shares of beneficial interest held by non-affiliates of the registrant, based upon the closing price of the registrant's common shares on The Nasdaq National Market as of December 31, 2003, is $130,518,654.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON SHARES, $0.01 PAR VALUE	15,985,800 SHARES
(Class)	(Outstanding as of March 29, 2004)

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive proxy statement for the 2004 Annual Meeting of Shareholders of Falcon Financial Investment Trust, are incorporated by reference into Part III. We expect to file our proxy statement within 120 days after December 31, 2003.

FALCON FINANCIAL INVESTMENT TRUST

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

        Statements contained in this Form 10-K which are not historical fact may be forward-looking statements within the meaning of Section 21(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21(e) of the Exchange Act. Forward-looking statements relate to expectations, beliefs, projects, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential" "should," "will" and "would" or the negative of these terms or other comparable terminology.

        The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or facts, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider the factors referenced in this report, including those set forth under the sections captioned "Management's Discussion and Analysis of Financial Condition and results of Operations" and "Business." Among the factors about which we have made assumptions are the following:

  •
  demand for our products;

  •
  our ability to enter into a new warehouse credit line;

  •
  our ability to complete additional securitizations;

  •
  the stability of the automotive dealer market;

  •
  the ability of automotive dealers to make loan payments to us;

  •
  our ability to operate as a real estate investment trust; and

  •
  national and local economic and market conditions, including changes in interest rates.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the SEC.

EXPLANATORY NOTE

        Unless the context suggests otherwise, references to "our company," "we," "us" and "our" mean Falcon Financial Investment Trust, including its subsidiaries and Falcon Financial, LLC, its predecessor and its subsidiaries. We completed our initial public offering on December 22, 2003. In connection with our election to be taxed as a real estate investment trust, or REIT, we have established a fiscal year ending on December 31, as opposed to a fiscal year ending on September 30, which was used by our predecessor, Falcon Financial, LLC. In connection with the transition from a September 30 to a December 31 fiscal year end, we are filing this transition report to report results for the three months ended December 31, 2003 and 2002. The results for the three months ended December 31, 2003 include the results of Falcon Financial, LLC from October 1, 2003 to December 21, 2003 and the results of Falcon Financial Investment Trust from December 22, 2003 to December 31, 2003, and the financials statements for the three months ended December 31, 2003 have been audited by KPMG LLP. The financial statements of our predecessor for the three months ended December 31, 2002 are unaudited. We also have included in this transition report the financial statements of our predecessor as of September 30, 2003 and 2002 and for each of the fiscal years in the three year period ended September 30, 2003, which have been audited by KPMG LLP.

        This transition report and all other reports and amendments, if any, filed by us with the SEC can be accessed, free of charge, through our website at http://investor.falconfinancial.com/edgar.cfm on the same day that they are electronically filed with the SEC.

PART I

ITEM 1. BUSINESS

        We are a fully integrated, self-advised, internally-managed REIT focused on the business of originating and servicing loans to automotive dealers in the United States. We have also provided loans to select motorcycle dealers on a limited basis. We have elected to be taxed as a REIT for federal income tax purposes and are the successor to Falcon Financial, LLC, which was organized in Delaware in May 1997.

        Falcon Financial was formed to address the specialized capital needs of the automotive retailing industry. In addition to financing for new and used automobile inventories, many automotive dealerships require capital for a variety of other purposes, including the acquisition of other dealerships, the acquisition of dealership real estate, facility expansion and renovations, partner buyouts and refinancing of existing debt.

        We provide loans to automotive dealers based on their cash flow, collateralized in part by their real estate assets and in part by their business assets, including automobile parts and equipment and intangible property but not the dealership's automobile inventory, and certain other personal property. Historically, the value of the real estate collateral and business asset collateral together has exceeded the principal amount of the loans we originate. Until our initial public offering, our product offering was limited to long-term, fixed-rate loans generally under $15 million. Since the offering, we have begun to expand our loan product offerings and expect that we will be able to significantly expand our loan originations volume. Through our extensive advertising efforts, active participation in industry-related events such as conferences and conventions, and our extensive calling program by our regionally located marketing representatives, we believe that we have established a credible and recognizable brand image among automotive dealers.

        Since the closing of our first loan in February 1998 through December 31, 2003, we have originated 110 loans totaling approximately $660 million in aggregate initial principal amount. For the three months ended December 31, 2003, we originated 3 loans totaling $22.8 million in aggregate initial principal amount and, as of December 31, 2003, our portfolio consisted of 17 loans with an aggregate outstanding principal balance of $127.9 million. Our portfolio of 17 loans had an average principal amount outstanding of $7.5 million, a weighted-average remaining term of 172 months and a weighted-average interest rate of 9.04% as of December 31, 2003. We believe that our strong credit performance has resulted from our disciplined and thorough underwriting of each loan. As of December 31, 2003, we had one loan in default, which related to a loan in our 2003 securitization. This loan default has not yet been resolved and we have estimated the loss upon resolution of the defaulted loan of approximately $3.5 million. The estimated loss resulted in a reduction in the estimated value of our retained interest in the 2003 securitization of approximately $0.7 million as of September 30, 2003. Since December 31, 2003, a second loan default occurred, which related to our 2001 securitization and another loan became delinquent but the borrower has since become current in its payments. This loan default has not yet been resolved and we have estimated the loss upon resolution of the defaulted loan of approximately $1.0 million. The estimated loss resulted in a reduction in the estimated value of our retained interest in the 2001 securitization of approximately $0.2 million as of December 31, 2003. We cannot provide any assurance that the losses will fall within the range indicated. Since December 31, 2003, the real estate collateral for the loan in default in the 2001-1 securitization (with an outstanding balance of approximately $2.5 million) was foreclosed upon.

        We expect to fund our business with a new warehouse credit line, securitization transactions and equity. Historically, our securitizations have been structured as off-balance sheet transactions, and therefore we have recorded gain on sale in connection with each securitization. We expect to structure future securitizations as on-balance sheet secured financings, and therefore do not expect to record any gain on sale in connection with future securitizations.

        We have successfully securitized four pools of our loans in 1999, 2000, 2001 and 2003 totaling $517.0 million in aggregate principal amount at the date of securitization, and we continue to provide primary servicing for all of our securitized loans. All of our securitizations received ratings from two nationally recognized statistical ratings organizations. One of our securitizations, the 2003 securitization, has received a rating downgrade. We believe that this successful securitization track record enhances our ability to access the bond market for long-term non-recourse financing. Securitization is a highly effective source of funding because it allows us to match the maturity of our loan assets with the maturity of our debt.

Market Opportunity

        Automotive retailing, with 2002 industry sales of approximately $817 billion, is the largest consumer retail market in the United States. There were over 21,700 automotive dealers in the United States as of December 31, 2002. Automotive dealers accounted for all of the $405 billion of 2002 new vehicle sales, approximately 76% of the $257 billion of 2002 used vehicle sales and approximately 52% of the $155 billion of 2002 parts and service sales.

        We believe capital requirements to operate automotive dealerships will continue to increase as many owners who were granted franchises in the 1950s and 1960s approach retirement age and are seeking exit opportunities, manufacturers impose ever greater facility requirements on automotive dealers, and dealers enhance their competitive position and ability to achieve economies of scale through acquisition strategies. Our experience indicates that the key factors in successfully lending to automotive dealers include providing a differentiated loan product with loan amounts based on cash flow as well as providing a full range of traditional real estate mortgage loans based on a dealership's real estate value, and maintaining a highly-specialized lending group with the knowledge and expertise to underwrite the creditworthiness of automotive dealers.

Differentiating Characteristics

        Our approach to dealership lending and determining loan amount is unique because we recognize and lend to automotive dealers based upon cash flow, with the loan being secured by real estate and business asset value. For example, our cash flow-based loans enable qualified dealers to complete acquisitions of other dealerships that otherwise could not be completed without securing substantial new equity commitments from new partners or other sources. We believe the needs of automotive dealers in connection with these types of consolidation opportunities have been unmet by captive finance companies of the automobile manufacturers and local and national banks. In addition, banks typically offer only short-terms loans, while we offer long-term as well as short-term loans, which we believe is a distinct advantage.

        We believe we are able to execute our approach successfully as a result of five core strengths:

  •
  Management Experience. Our senior management executives have an average of approximately 25 years of finance and lending experience. Vernon B. Schwartz, our chief executive officer, and David A. Karp, our president, co-founded our company in 1997. Previously, Mr. Schwartz was chief executive officer of Reichmann International, the advisor to Quantum Realty Partners, an offshore real estate investment fund and chairman, president and chief executive officer of Catellus Development Corporation, a publicly-owned California development corporation. Mr. Karp has prior experience as senior vice president of Reichmann International and principal of The Yarmouth Group, an institutional real estate investment advisor. In addition, our underwriting department averages approximately 14 years of financial analysis and credit experience. We believe the quality, experience and teamwork of our senior management team and underwriting group are important factors in implementing our business and growth strategy.

  •
  Knowledge of Automotive Dealer Creditworthiness and Capital Needs. Since our inception, we have developed an extensive database to identify the profile of creditworthy automotive dealers. Our focus on and expertise in the automotive dealership industry enables us to effectively assess credit risk and offer our unique loan product to qualified automotive dealers.

  •
  Differentiated Loan Product. We offer long-term, fixed-rate loans to qualified automotive dealers seeking to maximize loan proceeds. Because most lenders are willing to lend only up to 75% to 80% of the value of a dealership's real estate and are not prepared to lend based on cash flow, our loan product offers an important alternative not otherwise available to automotive dealers seeking to expand or improve their dealership holdings or ownership stake in an existing business. In addition, many of our competitors offer only short-term loan products, while we have begun to offer short-term and long-term as well as fixed-rate and variable-rate loan products, which we believe is a distinct advantage.

  •
  Credit Expertise. Our underwriting department conducts extensive due diligence and quantitative and qualitative analysis of all dealers seeking a loan and any of their dealerships that will be used as collateral. Our analysis of a dealership's financial performance, strength of management, location and brand enables us to effectively evaluate prospective loan transactions and mitigate credit risk. Every loan we make must be unanimously approved by our credit committee, which consists of our chief executive officer, our president and our chief credit officer.

  •
  Ability to Securitize. We have completed four securitizations since our inception. To accomplish this we have established a credible relationship with various nationally recognized statistical ratings organizations and bond investors, which we believe will facilitate our ability to execute additional securitizations as a continued source of funds in the future. In order to ensure successful securitization of a pool of loans, we monitor a number of characteristics of each loan pool, including the diversity of brands, location, loan to value, fixed charge coverage and borrower concentration represented by the dealerships. Securitization is a highly effective source of funding because it allows us to match the maturities of our loan assets with the maturities of our debt.

  Target Market

        Our target market for loan originations consists of approximately 13,000 automotive dealerships out of a total of approximately 21,700 dealerships in the United States that sell at least 400 new vehicles per year or have revenues exceeding the national average for automotive dealers. We assess our target market in terms of size, brand strength and location. Brand strength helps us predict success over the long term, while geographic considerations help to provide appropriate dealer diversification. These variables provide a preliminary benchmark in identifying the target market and automotive dealer prior to the more detailed underwriting process that follows once an application is received from a dealer.

        The value of a dealership is critically dependent upon the strength of the brand of vehicles it sells. Brand strength is a function of the financial strength of the manufacturer of that brand, its market penetration, the demand characteristics of each market, the franchise assessment, brand sales per outlet and market share. We provide financing only to automotive dealers of generally recognized brands that have been approved by our credit committee. We have developed a proprietary brand scoring matrix that ranks each automobile brand based on the above criteria.

        In order to achieve the necessary geographic diversification, we have established no geographic boundaries within the United States for our target market. Nevertheless, we focus efforts on those states that have the highest average sales per dealership and we generally avoid rural areas.

Our Business and Growth Strategy

        Our business and growth strategy consists of the following six elements:

  •
  Leverage existing dealer relationships and target larger automotive dealers with significant capital needs. Although some of our existing customers may have additional demand, to date we have limited the amount of a loan secured by any one dealership to $20 million and the total amount loaned to any one automotive dealership group to $30 million in order to mitigate credit risk. Consistent with our expanded capital base after our initial public offering, we currently plan to increase the total loan amount available per dealership, subject to any restrictions under our existing or future warehouse credit lines. We believe this will increase our dollar volume of loan originations.

  •
  Offer variable-rate loans as well as fixed-rate loans based on cash flow collateralized by real estate assets and business assets to existing and new customers. Some automotive dealers who seek loans may find a variable-rate product to be more attractive than a fixed-rate product because of current low level of interest rates. In addition, because floor plan financing is typically variable-rate, many automotive dealers have traditionally sought and are more familiar with the pricing for this type of loan product, which we began to introduce following our initial public offering. We expect that by offering a choice of variable-rate and fixed-rate loans, our origination volume will increase in the future.

  •
  Introduce a full range of traditional, real estate loan products to increase our customer base. In addition to our current offering of 15 to 20-year fixed-rate loans, we are pursuing new customers who seek traditional real estate mortgage loans. We also plan to seek marketing alliances with providers of floor plan financing to further expand our customer base.

  •
  Continue to finance loans in securitization transactions. Since our inception, we have financed loans totaling approximately $517.0 million in aggregate initial balance in four securitization transactions, which are described below under the heading "Our Loan Portfolio—Previous Securitizations." As of December 31, 2003, our portfolio consisted of $127.9 million of loans to be financed in future securitization transactions and retained interests in certain of the rated and unrated bonds included in our four prior securitization transactions. We expect to continue to finance loans we originate in securitization transactions, however, future securitizations will be structured so that they will be accounted for as secured borrowings. Previously, our securitizations were structured to be accounted for as sales of the loans.

  •
  Focus our advertising and marketing program to highlight our expanded product offerings. Our primary approach to communicating with our target market is through advertising, direct mail, our marketing representatives and the Internet. To this end, we engage in significant ongoing advertising and direct mail campaigns to maintain name and program recognition. Our primary advertising medium is Automotive News, the most broadly read weekly publication in the automotive industry. In addition, we participate in industry organizations such as National Automobile Dealers Association and JD Power and Associates. The primary focus of our current advertising efforts is to highlight the expanded range of products that we now offer.

  •
  Provide a continued high level of customer service throughout the term of the loan by continuing to service the loan directly. We act as primary servicer of the loans in each of our loan securitizations. As primary servicer, we are responsible for certain aspects of servicing and administering each of the loans included in the securitizations, which enables us to develop and maintain relationships with each of the automotive dealers to whom we originate loans. We expect to continue to act as primary servicer for loans included in future securitizations. We outsource certain elements of loan servicing to an independent third party including the collection of principal and interest from the borrowers.

Our Loan Products

        We currently offer the following loan products while operating our business so as to remain qualified as a REIT under the Internal Revenue Code:

  •
  Fixed-rate cash flow-based loans secured in part by real estate assets and in part by business assets with terms generally ranging from five to twenty years;

  •
  Variable-rate cash flow-based loans secured in part by real estate assets and in part by business assets with terms generally ranging from five to seven years;

  •
  Fixed-rate real estate mortgage loans secured by real estate with terms generally ranging from five to fifteen years; and

  •
  Variable-rate real estate mortgage loans secured by real estate with terms generally ranging from five to seven years.

        Each of these loan products addresses different needs of automotive dealers that, based upon our experience, continue to remain unmet by existing providers either in terms of loan term, loan amount or rate structure. Until our initial public offering, we offered only our fixed-rate cash flow-based loan product. By expanding our product offering as described above, we expect to address a multitude of additional needs and dealer preferences. In each case, we expect to provide loans that are short, medium or long term and partially or totally secured by real estate. In addition to the loan products described above, we may introduce additional products from time to time to capitalize on additional origination opportunities.

Our Loan Portfolio

        Since our inception, we have originated an aggregate of 110 loans to automotive dealers with an aggregate initial principal amount of approximately $660 million. After originating a sufficient number of loans to develop a pool available for securitization, our approach has been to subsequently finance the loans we originate in a securitization transaction. Through December 31, 2003, we have completed four securitization transactions with an average of 23 loans having an average aggregate initial principal amount of $129.3 million included in each securitization. Historically, we have structured our securitizations as off-balance sheet transactions and therefore have recorded gain on sale in connection with each securitization. We expect to structure our future securitizations as on-balance sheet secured financings, and therefore do not expect to record any gain on sale in connection with future securitizations. We may seek to aggregate larger loan pools for securitization in order to obtain more favorable terms.

  Loan Portfolio as of December 31, 2003

        Our loan portfolio as of December 31, 2003 consisted of a pool of 17 fixed-rate, monthly pay loans. The loans had an aggregate balance as of December 31, 2003 of $127.9 million. All but two of the loans in our portfolio as of December 31, 2003 are fully amortizing and the remaining loans are balloon loans. All of the loans were current in payment as of December 31, 2003. As of December 31, 2003, our largest loans had outsanding balances of approximately $18.1 million and $14.0 million, or approximately 14.2% and 11.0% of our portfolio, respectively. No other loan constituted more than 10% of our portfolio. The loans are secured by (1) one or more first mortgages on fee simple and also, in some cases, leasehold interests in real properties located in the United States or its territories and possessions used in connection with the operation of a new and used automobile dealership or motorcycle dealership, (2) security interests in business assets, including automobile parts and equipment and intangible property but not the dealership's automobile inventory, and specified other personal property, and (3) specified additional collateral.

  Certain Terms and Conditions of Our Loans as of December 31, 2003

        Due Dates.    All of our loans provide for scheduled payments of principal and/or interest to be due on the first day of each month in arrears.

        Loan Rates; Calculations of Interest.    All of the loans bear interest at a rate per annum that is fixed for the remaining term of each loan. As of December 31, 2003, the loan rates range from 8.14% to 9.52% per annum and the weighted average loan rate of the loans is 9.04% per annum. All of the loans accrue interest on an Actual/360 Basis.

        Amortization of Principal.    All of the loans except two are fully amortizing, and the remaining loans are balloon loans. As of December 31, 2003, the weighted average remaining term to stated maturity of the loans was 172 months. The original amortization schedule of the loans ranges from 171 to 240 months. None of our loans permit negative amortization or the deferral of accrued interest.

        Prepayment and Defeasance Provisions.    All of the loans prohibit principal prepayments, in whole or in part, prior to a specified date followed by a specified period during which any principal prepayment is required to be accompanied by a prepayment charge or yield maintenance charge. In addition, some of the loans for which prepayment charges and yield maintenance charges are payable have terms that provide for the payment of such prepayment charges or yield maintenance charges in connection with some involuntary prepayments of principal.

        Our loans provide for a right of defeasance on any payment date under the note, upon sixty days prior written notice. Specified requirements set forth in the loan documents must be satisfied including the requirement that no event of default under the loan then exists. The defeasance collateral must be direct, non-callable and non-redeemable obligations of the United States for the payment of which its full faith and credit is pledged.

        Covenants.    In general, each of the borrowers, which typically are bankruptcy remote, special purpose entities which own the dealership real estate, and the related guarantors, which typically are the dealership operating entities, is required to comply with, among others, the following loan covenants:

  •
  Each borrower and its related guarantor, on a consolidated basis, must maintain a minimum fixed charge coverage ratio.

  •
  Each guarantor must maintain a minimum adjusted net worth throughout the life of the loan.

  •
  The borrower and guarantor for each loan must maintain, or cause to be maintained, such insurance against risks as may be required by any automobile manufacturer and/or by us, including insurance against fire and business interruption. In most cases, the borrower and/or guarantor also is required to provide key man life insurance on certain persons in such amounts as we may require.

  •
  The borrower or guarantor is required to remain in good standing under its sales and service agreement with the related automobile manufacturers and not to amend or modify such agreement without our consent. Some dealers have sales and service agreements with terms that are shorter than the terms to maturity of the related loans. In each of those cases, the related borrower and guarantor are required under the terms of our loan to renew the terms of such sales and service agreement. However, upon the satisfaction of specified conditions, including approval by us of the new automobile manufacturer or new agreement, the borrower or guarantor may substitute a new sales and service agreement for the old sales and service agreement during the term of the loan.

        Guarantees.    Our loans generally have the benefit of two or more continuing guarantees. The borrower is typically a special purpose entity established by the dealer. The first guarantee is given by the entity that operates the related dealership and is an absolute and unconditional guarantee of the borrower's obligations under the note. This full guarantee is secured by a security interest in the personalty of the guarantor. This personalty excludes motor vehicles and certain other personal property, and the related security interest does not constitute a first priority lien on such personalty in most cases. In addition, the guarantors may have indebtedness other than the related loans, and the personalty securing the loan may be subject to some other permitted encumbrances. The second guarantee generally given in connection with each of the loans is given by individuals designated by us and involved with the dealerships. These guarantees are absolute in some cases and limited in other cases. However, we typically cannot enforce the second guarantee until the occurrence of specified "trigger events" such as fraud, intentional damage to the collateral, intentional acts that impair our perfection in the collateral, the voluntary imposition of non-permitted encumbrances on the collateral, a voluntary act of bankruptcy, dissolution or insolvency by the borrower or a guarantor, and the unauthorized relocation of the dealership or the competition by an affiliate that violates a restricted "radius" within which no competition from an affiliate is permitted.

        Cross-Default and Cross-Collateralization.    To the extent that any loan is evidenced by more than one note or secured by more than one mortgaged property, the related notes are cross-collateralized by the related mortgaged properties and are cross-defaulted to each other.

  Previous Securitizations

        We sold at issuance $104.6 million of loan trust certificates through securitization transactions in 1999, $111.6 million in 2000, $122.2 million in 2001 and $123.4 million in 2003. The certificates represent beneficial interests in one or more trust funds established by our special purpose bankruptcy remote subsidiary. Our future securitizations, which will be structured to achieve on-balance sheet secured financing accounting, will also be conducted through a special purpose bankruptcy remote subsidiary. The trust fund assets consist primarily of bonds issued by a trust established by the special purpose subsidiary. The bonds are generally secured by loans secured by interests in real estate used in the operation of automotive dealerships and also secured by a lien on the business assets other than automobile inventory and certain other personal property of those dealerships.

        1999.    The assets of the 1999 trust estate consist primarily of 20 fixed-rate, monthly pay loans with an aggregate initial principal balance of approximately $115.0 million. The loan rates range from 8.56% to 11.93% and the loans had a weighted average rate of 10.03% as of the date of securitization. As of the date of securitization, the loans had a weighted average fixed charge coverage ratio, or FCCR, of 1.69x based upon the FCCR of the loans as of origination. FCCR represents the ratio of the dealer's earnings before interest, taxes, depreciation and amortization as adjusted by us for the twelve months prior to the loan origination date divided by pro forma fixed charges for that period. The loans had a weighted average loan to enterprise value, which is the ratio of the principal of the loan as of the date of securitization to the value of all of the collateral that secures the loan, including real assets and business assets of the dealership, of 56.30%. The loans had a weighted average loan to realty value, which is the ratio of the principal of the loan as of the date of securitization to the replacement cost value of the real estate that secures the loan, of 155.02%. Grantor trust certificates were issued in seven classes with credit ratings ranging from Baa2 (Moody's Investors Service) or BB (Fitch Ratings, formerly known as Duff & Phelps) to Aaa (Moody's) or AAA (Fitch Ratings). We initially retained one class of unrated certificates with an initial face value of $3.5 million and another class of unrated certificates with an initial face value of $6.9 million and later sold 49% of the most junior unrated retained interest. There have been no downgrades of any certificates in this securitization.

        2000.    The 2000 trust estate consists of 24 fixed-rate, monthly pay loans with an aggregate initial principal balance of approximately $122.6 million. The loan rates range from 10.23% to 11.51% and the loans had a weighted average rate of 10.73% as of the date of securitization. The loans had a weighted average FCCR of 1.70x, a weighted average loan to enterprise value of 54.02% and a weighted average loan to realty value of 140.16% (excluding loans not secured by real estate), as of the date of securitization. Grantor trust certificates were issued in seven classes with credit ratings ranging from Ba2 (Moody's) or BB- (Fitch Ratings) to Aaa (Moody's) or AAA (Fitch Ratings). We initially retained rated certificates with an initial face value of $3.7 million and unrated certificates with an initial face value of $7.4 million and later sold 49% of the unrated retained interest and 100% of the rated retained interest. There have been no downgrades of any certificates in this securitization.

        2001.    The 2001 trust estate consists of 26 fixed-rate, monthly pay loans and one participation interest in such a loan with an aggregate initial principal balance of approximately $140.8 million. The loan rates range from 9.23% to 11.38% and the loans had a weighted average rate of 9.92% as of the date of securitization. The loans had a weighted average FCCR of 1.77x, a weighted average loan to enterprise value of 57.55% and a weighted average loan to realty value of 155.25% (excluding loans not secured by real estate), as of the date of securitization. Grantor trust certificates were issued in seven classes with credit ratings ranging from Ba2 (Moody's) or BB (Fitch Ratings) to Aaa (Moody's) or AAA (Fitch Ratings). We initially retained rated certificates with an initial face value of $5.6 million and unrated certificates with an initial face value of $12.6 million and later sold 49% of the unrated retained interest and 100% of the rated retained interest. There have been no downgrades of any certificates in this securitization.

        2003.    The 2003 trust estate consists of 21 fixed-rate, monthly pay loans, one participation interest in such a loan and three balloon payment loans with an aggregate initial principal balance of approximately $141.1 million. The loan rates range from 8.875% to 10.480% and the loans had a weighted average rate of 9.643% as of the date of securitization. The loans had a weighted average FCCR of 2.03x, a weighted average loan to enterprise value of 60.18% and a weighted average loan to realty value of 151.87% (excluding loans not secured by real estate), as of the date of securitization. Grantor trust certificates were issued in eight classes with credit ratings ranging from B3 (Moody's) or B (Fitch Ratings) to Aaa (Moody's) or AAA (Fitch Ratings). We initially retained rated certificates with an initial face value of $6.3 million and unrated certificates with an initial face value of $11.3 million and later sold 100% of the rated retained interest. In October 2003, Moody's downgraded the Class A-1 and A-2 certificates in our 2003 securitization from Aaa to Aa1, the Class B certificates from Aa2 to Aa3, the Class C certificates from A2 to A3, the Class D certificates from Baa2 to Baa3, the Class E certificates from Ba2 to Ba3, and the Class F certificates from B3 to Caa2. In November 2003, Moody's further downgraded the Class A-1 and A-2 certificates in this securitization from Aa1 to Aa2, the Class B certificates from Aa3 to A1, the Class C certificates from A3 to Baa1, the Class D certificates from Baa3 to Ba1, the Class E certificates from Ba3 to B3, and the Class F certificates from Caa2 to Caa3. In November 2003, Fitch Ratings downgraded the Class E certificates in this securitization from BB to B+ and the Class F certificates from B to CCC. Additionally, Fitch Ratings placed the Class B, C, D, E and F certificates on rating watch for potential downgrade. Fitch Ratings affirmed the Class A certificates at AAA.

        Moody's Ratings.    The following explains the ratings provided by Moody's. The credit ratings of the retained certificates described above do not represent a rating of our securities.

    Aaa: Certificates rated "Aaa" are judged to be of the best quality. They carry the smallest degree of investment risk and are generally referred to as "gilt edged." Interest payments are protected by a large or by an exceptionally stable margin and principal is secure. While the various protective elements are likely to change, such changes as can be visualized are most unlikely to impair the fundamentally strong position of such issues.

    Aa: Certificates rated "Aa" are judged to be of high quality by all standards. Together with the Aaa group they comprise what are generally known as high-grade certificates. They are rated lower than the best certificates because margins of protection may not be as large as in Aaa securities or fluctuation of protective elements may be of greater amplitude or there may be other elements present that make the long-term risk appear somewhat larger than the Aaa securities.

    A: Certificates rated "A" possess many favorable investment attributes and are to be considered as upper-medium-grade obligations. Factors giving security to principal and interest are considered adequate, but elements may be present which suggest a susceptibility to impairment some time in the future.

    Baa: Certificates rated "Baa" are considered as medium-grade obligations (i.e., they are neither highly protected nor poorly secured). Interest payments and principal security appear adequate for the present but certain protective elements may be lacking or may be characteristically unreliable over any great length of time. Such certificates lack outstanding investment characteristics and in fact have speculative characteristics as well.

    Ba: Certificates rated "Ba" are judged to have speculative elements; their future cannot be considered as well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times over the future. Uncertainty of position characterizes certificates in this class.

    B: Certificates rated "B" generally lack characteristics of the desirable investment. Assurance of interest and principal payments or of maintenance of other terms of the contract over any long period of time may be small.

    Caa: Certificates that are rated "Caa" are of poor standing. Such issues may be in default or there may be present elements of risk with respect to principal or interest.

Moody's applies numerical modifiers 1, 2, and 3 in each generic rating classification from Aa through Caa. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; the modifier 2 indicates a mid-range ranging; and the modifier 3 indicates a ranking in the lower end of that generic rating category.

        Fitch Ratings.    The following explains the ratings provided by Fitch Ratings.

    AAA. Highest credit quality. "AAA" ratings denote the lowest expectation of credit risk. They are assigned only in case of exceptionally strong capacity for timely payment of financial commitments. This capacity is highly unlikely to be adversely affected by foreseeable events.

    AA. Very high credit quality. "AA" ratings denote a very low expectation of credit risk. They indicate very strong capacity for timely payment of financial commitments. This capacity is not significantly vulnerable to foreseeable events.

    A. High credit quality. "A" ratings denote a low expectation of credit risk. The capacity for timely payment of financial commitments is considered strong. This capacity may, nevertheless, be more vulnerable to changes in circumstances or in economic conditions than is the case for higher ratings.

    BBB. Good credit quality. "BBB" ratings indicate that there is currently a low expectation of credit risk. The capacity for timely payment of financial commitments is considered adequate, but adverse changes in circumstances and in economic conditions are more likely to impair this capacity. This is the lowest investment-grade category.

    BB. Speculative. "BB" ratings indicate that there is a possibility of credit risk developing, particularly as the result of adverse economic change over time; however, business or financial alternatives may be available to allow financial commitments to be met. Securities rated in this category are not investment grade.

    B. Highly speculative. "B" ratings indicate that significant credit risk is present, but a limited margin of safety remains. Financial commitments are currently being met; however, capacity for continued payment is contingent upon a sustained, favorable business and economic environment.

    CCC. High default risk. "CCC" ratings indicate that default is a real possibility. The capacity for meeting financial commitments is solely reliant upon sustained, favorable business or economic developments.

Our Lending Process

        We have created an integrated approach to our loan origination and underwriting approval process that effectively combines the skills of our professionals with our proprietary information systems. As a result, we have developed a reputation for timely responses to prospective customers, efficient underwriting and approval processes and prompt closings.

        To generate loan origination opportunities, we actively market our business through our network of regional marketing representatives, our extensive advertising campaign, targeted direct mail efforts, participation in industry conferences attended by prospective customers and the Internet. When the need for capital arises, an automotive dealer will typically make contact with us through our national telephone call center. In response to a call, we will immediately assign a nearby regional market representative to follow up with the dealer and request, among other things, financial information on the dealership(s) in connection with the proposed transaction.

        After receiving financial and other information from the dealer, our underwriting officer enters the basic transaction data into our proprietary database. Utilizing our proprietary scoring and loan sizing model, our underwriting department makes a preliminary determination whether to proceed with the prospective dealer. If our underwriting department determines that the potential transaction meets our initial credit standards, then it prepares a formal proposal letter. If the dealer accepts the terms of the financing as outlined in the proposal letter, we typically require that the prospective customer remit a good faith deposit to cover a portion of our direct out-of-pocket expenses as well as the due diligence and other expenses that we incur in connection with the proposed transaction. Once we receive this deposit, we begin the formal loan underwriting and third party due diligence process. Our underwriting department undertakes this process in accordance with our underwriting procedures and evaluation criteria. Generally within 30 days of receipt of the deposit and acceptance of the proposal letter by the dealer, a formal and detailed loan submission memorandum describing and analyzing the proposed transaction is circulated to the members of our credit committee. If our credit committee approves the proposed loan, we will issue a commitment letter. If the dealer accepts the terms and conditions as set forth in the commitment letter, we begin the loan documentation process. The legal aspects of our loan closings are typically outsourced to outside counsel who document and close the loans under the supervision of our in-house personnel. The legal costs we incur in documenting and closing our loan transactions are charged to our customers. From start to finish, our loan origination, underwriting and approval process generally takes between 45 to 60 days.

Loan Servicing

        We also act as primary servicer and special servicer of the loans in each of the loan securitizations. As primary servicer, we collect a monthly manufacturers statement and semi-annual financial statement and compliance certificates from each borrower and notify the master servicer of any default revealed by such review. We receive a monthly primary servicing fee based on a percentage of the outstanding principal amount of each loan. As special servicer, we are responsible for servicing and administering loans as to which certain defaults occur and receive fees based on the principal amount of loans during the time that we service such loans as special servicer. We also receive fees for loans that cease to be in default and in connection with the payout of any liquidation or insurance proceeds on loans that we serve as special servicer. We also outsource a portion of the loan servicing activities (primarily the collection of principle and interest payments) to a third party.

Marketing

        We originate loans to automotive dealers through our marketing representatives and the Internet. Our marketing representatives are organized into geographic areas and as of December 31, 2003, we had seven marketing representatives serving the U.S. market. In 2004, we intend to increase the size of our marketing force to enhance our marketing program. Marketing representatives' compensation is comprised of base components and an incentive component based on loans originated. The incentive component is designed to be the main driver of the marketing representatives' compensation.

        We market our product primarily through direct mailing and advertising in trade publications. We expect to focus our marketing efforts on promoting our new products, including variable-rate cash flow-based loans and traditional fixed-rate real estate mortgage loans.

Competition

        We believe that competition for the origination of loans to automotive dealers is highly fragmented. We face competition from banks and/or the captive finance companies. We believe the principal competitive factors in originating loans to automotive dealers are the available loan amount, price, personal recourse, the availability of a full range of loan products, relationships with dealers and name recognition and reputation within the industry.

        We have encountered limited competition to date in providing our fixed-rate cash flow-based loans to automotive dealers where loan amount is the key factor. As we expand our product offerings to include traditional real estate mortgage loans, we expect to compete more directly with banks as well as the finance affiliates of automobile manufacturers. Many of these competitors may have substantially greater financial, technical, marketing and distribution resources than we do. Several of these competitors also may have greater name recognition and more established relationships with our target customers.

Employees

        As of December 31, 2003, we had a total of 27 employees. We believe that our relations with our employees are good. None of our employees are unionized.

Available Information

        Our internet address is www.falconfinancial.com. You can obtain on our website, free of charge, a copy of our transitional report on Form 10-K, and, in the future, will be able to obtain copies of our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. Also available on our website, free of charge, are copies of our Corporate Governance Guidelines, and the charters for each of the committees of our Board of Directors—the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

ITEM 2. PROPERTIES.

        We have leased our corporate office headquarters at 15 Commerce Road, Stamford, CT 06902 since 2002. The current lease for our office headquarters expires on April 30, 2012.

ITEM 3. LEGAL PROCEEDINGS.

        From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently believe that any ultimate liability arising out of those matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Shares

        Our common shares have been quoted on The Nasdaq National Market under the symbol "FLCN" since the pricing of our initial public offering on December 18, 2003. The following table presents, for the period indicated, the high and low sales prices per common share as reported on The Nasdaq National Market.

	High	Low
2003:
Fourth Quarter (beginning December 18, 2003)	$9.82	$8.95
2004:
First Quarter (through March 26, 2004)	$9.71	$8.73

        On March 26, 2004, the last reported sale price of our common shares on The Nasdaq National Market was $9.12. As of March 26, 2004, there were approximately 42 holders of record of our common shares.

Dividend Policy

        We have elected to be treated as a REIT for federal income tax purposes in connection with the closing of our initial public offering. Federal income tax law generally requires that a REIT distribute at least 90% of its REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain) and will be subject to tax at regular corporate rate to the extent it distributes less than 100% of its taxable income.

        To date, we have not paid any distributions to our shareholders. We intend to make regular quarterly distributions to holders of our common shares in the future. However, any future distributions we make will be at the discretion of our board of trustees and will depend upon, among other things, our actual results of operations. Our actual results of operations and our ability to pay distributions will be affected by a number of factors, including:

  •
  the revenue we receive from our loans;

  •
  our ability to complete additional loan securitizations;

  •
  our operating expenses;

  •
  the ability of dealers to meet their loan payment obligations;

  •
  the operations of our taxable REIT subsidiary and the dividends paid by that subsidiary; and

  •
  unanticipated expenditures.

Recent Sales of Unregistered Securities

        In connection with the merger of our predecessor, Falcon Financial, LLC, into our company immediately prior to the closing of our initial public offering on December 22, 2004, we issued 1,287,500 common shares to unit holders of Falcon Financial, LLC in exchange for all of their unit interests in Falcon Financial, LLC in transactions that were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. In addition, we issued 318,300 restricted common shares immediately prior to the closing of our initial public offering to certain of our employees and non-employee trustees under our equity incentive plan in transactions that were exempt from registration under Rule 701 of the Securities Act of 1933, as amended.

Initial Public Offering

        On December 22, 2003, we closed the sale of 12.5 million common shares in our initial public offering. On February 2, 2004, we sold 1.875 million common shares pursuant to the exercise of the underwriters' over-allotment option. The initial public offering price was $9.00 per share. The aggregate sale price for all of the shares we sold was approximately $129.4 million resulting in net proceeds to us, after payment of underwriting discounts and commissions but before other offering costs, of approximately $118.1 million. The underwriters of the initial public offering were Friedman, Billings, Ramsey & Co., Inc., BB&T Capital Markets, a division of Scott & Stringfellow, Inc., Stifel, Nicolaus & Company, Incorporated and Flagstone Securities. We used approximately $64.0 million of the net proceeds from the initial public offering to repay indebtedness under our warehouse credit line, approximately $12.7 million of the net proceeds to repay our senior and junior subordinated loans and approximately $1.0 million to repay interest capitalization notes on our senior and junior subordinated loans. We retained the remaining net proceeds from the initial public offering to fund loans to automotive dealers as well as for general corporate purposes including payment of other offering costs.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following sets forth selected consolidated financial and operating information for us and our predecessor. The selected financial data has been derived from the historical consolidated financial statements of us and our predecessor. The following information should be read together with our consolidated financial statements and notes thereto included in Item 8. Consolidated Financial Statements and Supplementary Data and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

	The Company	The Predecessor (1)
	Period from December 22, 2003 to December 31, 2003	Period from October 1, 2003 to December 21, 2003		Fiscal Year Ended
			Three Months Ended December 31, 2002
				September 30, 2003	September 30, 2002	September 30, 2001
Statement of Operations Data (at end of period):
Revenues:
Interest income on loans	$298,446	$2,477,173	$2,905,978	$8,073,880	$8,512,415	$6,709,110
Interest income on securities purchased under resale agreements—related party	—	—	46,136	182,892	122,346	759,587
Interest income from retained interests	38,736	336,781	237,338	1,377,052	1,475,891	1,183,889
Gain on sale of loans	—	—	—	10,682,773	5,010,258	—
Gain on sale of retained interests	—	—	597,609	850,874	155,707	582,578
Loss on sale of retained interests—related party	—	—	—	—	(19,238)	—
Change in value of interest rate swap contracts	—	283,170	(775,441)	(529, 094)	(4,963,311)	(6,826,068)
Gain (loss) on securities sold, but not yet purchased—related party	—	—	(1,033,025)	1,079,799	(857,174)	(1,403,183)
Income from loan servicing	11,022	101,763	79,919	395,541	294,899	196,965
Other income	7,612	70,902	277,905	579,673	428,598	510,293

Total revenues	355,816	3,269,789	2,336,419	22,693,390	10,160,391	1,713,171

Expenses:
Interest expense on borrowings	76,712	262,708	460,620	1,102,690	1,589,815	2,878,959
Interest expense on borrowings—related party	—	964,602	1,368,058	3,666,609	3,815,752	2,309,567
Interest expense on securities sold, but not yet purchased—related party	—	—	181,671	1,252,746	503,624	1,161,018
Provision for possible loan losses	1,086,692	—	—	—	—	—
Facility fee expense—related party	75,000	456,250	93,750	375,000	385,000	375,000
Other than temporary decline in value of retained interests	—	—	—	422,477	178,251	—
Other expenses	205,400	1,854,120	1,372,287	6,114,303	4,890,399	4,642,195
Depreciation and amortization	2,870	26,252	35,589	135,180	100,360	90,177

Total expenses	1,446,674	3,513,932	3,511,975	13,069,005	11,463,201	11,456,916

Net (loss) income	$(1,090,858)	$(294,143)	$(1,175,556)	$9,624,385	$(1,302,810)	$(9,743,745)

Net loss per share—basic and diluted	$(0.08)

	The Company	The Predecessor
	December 31, 2003	December 31, 2002	September 30, 2003	September 30, 2002
Statement of Financial Position Data (at end of period):
Cash and cash equivalents	$25,645,578	$610,430	$492,198	$246,932
Loans, net	126,076,622	—	—	—
Loans held for sale	—	143,923,078	105,319,616	104,754,699
Securities purchased under resale agreements—related party	—	32,047,500	—	11,262,500
Retained interests in loan securitization	7,239,136	5,481,626	7,347,881	7,508,193
Total assets	164,836,705	192,175,994	117,871,998	133,036,246
Borrowings	53,475,879	153,922,716	107,585,194	115,755,781
Total liabilities	58,935,018	198,492,221	113,295,365	137,628,203
Total stockholders'/Members equity (deficit)	105,901,687	(6,316,227)	4,576,633	(4,591,957)

(1)
Net income (loss) per share is not presented for our predecessor, Falcon Financial, LLC, as it did not issue common shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this document.

Overview

        We are a fully integrated, self-advised REIT focused on the business of originating and servicing loans to automotive dealers in the United States. We have also provided loans to select motorcycle dealers on a limited basis. We have elected to be taxed as a REIT for federal income tax purposes and are the successor to Falcon Financial, LLC, which was organized in Delaware in May 1997.

        We closed our first loan in February 1998 and we have originated a total of 110 loans representing approximately $660 million in aggregate initial principal amount through December 31, 2003. For the three months ended December 31, 2003, we originated 3 loans totaling $22.8 million in aggregate initial principal amount and, as of December 31, 2003, our portfolio consisted of 17 loans with an aggregate outstanding principal balance of $127.9 million, and we had $2.2 million in outstanding loan commitments. As of March 29, 2004, we have not funded any of the loan commitments outstanding as of December 31, 2003. Our portfolio of 17 loans as of December 31, 2003 had an average principal amount of $7.5 million, a weighted-average remaining term of 172 months and a weighted-average interest rate of 9.04%. To date, our loans have been long-term, fixed-rate, cash flow-based and generally under $15 million in loan size. We have successfully securitized four pools of our loans in 1999, 2000, 2001 and 2003 totaling 92 loans representing $517.0 million in aggregate principal amount at the date of securitization, and we continue to provide primary servicing for all of our securitized loans.

        We derive our revenues primarily from loan payments of interest and principal made by automotive dealers under loans we originate and from acting as primary servicer for our securitized loans. Historically, we also have derived revenues from gain on the sale of loans that we held and pooled for securitization because those transactions were structured as off-balance sheet transactions, as described below under the heading "—Off-Balance Sheet Arrangements." We currently intend to structure our future securitizations as on-balance sheet secured financings, and therefore do not expect to record any gain on sale in connection with future securitizations. Correspondingly, we have changed the classification of our loan portfolio from "held for sale" to a "long-term investment." As a result, we have recorded a $1.1 million allowance for possible loan losses to establish a reserve for estimated inherent losses in our loan portfolio as of December 31, 2003. On a quarterly basis, we plan to review industry statistics and asset-base-specific information to determine the adequacy of this loss reserve. We expect that we will initially generate losses from operations until the size of our loan portfolio increases such that the net interest margin generated from our portfolio is sufficient to offset the increased general and administrative expenses we are incurring since completion of our initial public offering.

        We enter into forward starting interest rate swap transactions to mitigate the effect that changes in interest rates and credit spreads have on the forecasted issuance of long-term debt. In swap transactions, we will generally enter into an interest rate swap contract, receiving a floating rate of interest and paying a fixed rate of interest. The term of the swap contracts is determined by the duration of the forecasted long-term debt to be issued. The forward starting swaps are accounted for as cash flow hedges, therefore changes in the fair value of the swaps are recorded in other comprehensive income.

        Our predecessor entered into certain transactions (short sales and purchases, securities resale and repurchase agreements, and interest rate swaps) to mitigate the effect that changes in interest rates and credit spreads have on the fair value of its fixed rate loan portfolio held for sale. Periods of rising interest rates and widening credit spreads decrease the fair value of the loan portfolio held for sale. Generally, we enter into these transactions when the rate is locked on a pending loan just prior to the closing of the loan. The new loan is added to the pool of loans being held for sale and the pool is then reviewed to determine what, if any, additional hedging transaction is to be executed. Generally, our predecessor shorted U.S. Treasuries and invested the proceeds in repurchase agreements with Goldman, Sachs & Co. with U.S. Treasury notes as the underlying securities. In swap transactions, our predecessor entered into an interest rate swap contract, receiving a floating rate of interest and paying a fixed rate of interest. The term of the swap contracts is determined by duration of the loans held for sale pool. Our predecessor had a contractual obligation to settle the repurchase and swap agreements with Goldman, Sachs & Co. at the current fair value on the repurchase date. These contracts have been recorded as free standing derivatives with changes in fair value recorded in earnings.

        Changes in interest rates also can affect our ability to originate loans and our ability to securitize loans and the value of our retained interests in securitization pools. Prevailing interest rates are at near historical lows and if we were to experience a period of rising interest rates in the future, it could result in a decline in the value of our retained interests in securitization pools. We have not historically and currently do not intend to enter into hedging transactions to mitigate our exposure to interest rate risk relating to the value of our retained interests. An increase in interest rates also could affect our ability to securitize our existing loans on favorable terms or at all.

        Our business depends on our access to external sources of financing at a cost we can absorb while still generating an attractive risk-adjusted return on the loans we fund using the proceeds of our financings. Prior to our initial public offering, we funded our operations primarily through a $150 million warehouse line of credit, pooling and selling loans we originate in securitization transactions, a $19.3 million senior subordinated loan and a $0.5 million junior subordinated loan. We used approximately $77.7 million of the proceeds of our initial public offering to repay a portion of the outstanding balance under our warehouse credit line, which was $53.5 million as of December 31, 2003, and to repay in full our senior subordinated loan and our junior subordinated loan. We are currently in discussions with prospective lenders to enter into a new warehouse credit line as soon as practicable. Upon entering into the new warehouse credit line, we intend to repay in full the remaining balance under our current warehouse credit line. We cannot, however, provide any assurance that we will be able to enter into a new warehouse credit line on favorable terms or at all.

        As of December 31, 2003, we had one loan in default relating to our 2003 securitization. This loan default has not yet been resolved and we have estimated the loss upon resolution of the defaulted loan of approximately $3.5 million. The estimated loss resulted in a reduction in the estimated value of our retained interest in the 2003 securitization of approximately $0.7 million as of September 30, 2003. Since December 31, 2003, a second loan default occurred, which related to a loan in our 2001 securitization and another loan became delinquent but the borrower has since become current in its payments. This loan default has not yet been resolved and we have estimated the loss upon resolution of the defaulted loan of approximately $1.0 million. The estimated loss resulted in a reduction in the estimated value of our retained interest in the 2001 securitization of approximately $0.2 million as of December 31, 2003. We cannot provide any assurance that the losses will fall within the range indicated. Since December 31, 2003, the real estate collateral for the loan in default in the 2001-1 securitization was foreclosed upon. When we sell our loans into a securitization, we will make certain assumptions about loan losses in calculating the estimated fair value of our retained interests in the securitizations, which is described below under "—Significant Accounting Policies and Management Estimates—Retained Interests in Loan Securitizations." We will account for our future securitizations as on-balance sheet financings. Accordingly, as described above, we have established a reserve for possible loan losses for estimated losses inherent in our loan portfolio.

        We plan to focus on internal growth of our business by expanding our loan product offerings to include our new variable-rate cash flow-based and fixed-rate and variable-rate real estate mortgage loan products. We expect to incur additional costs to introduce these new products as we must hire additional employees and increase our marketing, advertising and underwriting efforts. We also expect to face increased competition from established providers in connection with our offering of real estate mortgage loan products, which could affect the profitability of these products.

        We adopted a new equity incentive plan immediately before the closing of our initial public offering. All outstanding options under the option plan of our predecessor, Falcon Financial, LLC, were terminated and we granted restricted common shares to certain employees pursuant to our new equity incentive plan. We also made special grants of restricted shares to the members of our senior management and other key employees, which may provide incentives to these individuals through ownership of our common shares. These restricted shares vest to the participants ratably over a three-year period. As a result, we expect to incur compensation expense of approximately $950,000 in each of our next three fiscal years related to the value of the restricted shares (estimated on the date they were granted).

        We currently intend to pay regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common shares. Any future distributions we make will be at the discretion of our board of trustees and will depend upon, among other things, our actual results of operations. Our actual results of operations and our ability to pay distributions will be affected by a number of factors, including the revenue we receive from our loans, our ability to complete additional loan securitizations, our operating expenses, the ability of our customers to meet their loan payment obligations and unanticipated expenditures. There can be no assurance that dividends will be paid.

        The discussion of financial condition and results of operations relates in part to our predecessor, Falcon Financial, LLC, a Delaware limited liability company formed in 1997. Immediately prior to the closing of our initial public offering, Falcon Financial, LLC merged with and into Falcon Financial Investment Trust, a newly formed Maryland real estate investment trust. In connection with our election to be taxed as a REIT following the completion of our initial public offering, we have a fiscal year ending on December 31, as opposed to a fiscal year ending on September 30, which was used by our predecessor. The results for the three months ended December 31, 2003 included herein are comprised of the results of our predecessor, Falcon Financial, LLC, from October 1, 2003 to December 21, 2003 and the results of Falcon Financial Investment Trust from December 22, 2003, the date of closing of our initial public offering, to December 31, 2003.

Off-Balance Sheet Arrangements

        Historically, we have funded our business in substantial part with the proceeds from four securitization transactions in 1999, 2000, 2001 and 2003 totaling $517.0 million in aggregate principal amount at the date of securitization. For a detailed description of our securitizations, see "Business—Our Loan Portfolio—Previous Securitizations". After originating a sufficient number of loans to develop a pool available for securitization, our approach has been to subsequently sell the loans we originate in a securitization transaction. These securitization transactions have been critically important to us as a primary source of funds to originate loans.

        We have structured each of our four securitizations as off-balance sheet transactions, and therefore we have recorded gain on sale with respect to the loans included in each securitization. We currently intend to structure our future securitizations as on-balance sheet secured financings. As a result of this anticipated change in structuring future securitizations, comparisons of our future results of operations to our historical operating results may not be meaningful. In particular, we do not expect to record any gain on sale in connection with future securitizations and instead will continue to recognize interest income associated with each loan we originate and interest expense associated with secured borrowings even after we place the loan into securitization. In conjunction with the secured financing transaction, we will record secured borrowings as well as the associated securitization expenses, which will be amortized over the term of the financing. Since the future transactions will not be sale transactions, the associated loan receivables will remain on our financial statements instead of being removed as was the case historically with a sale securitization transaction. The effect on the future financial statements will be that the loan receivable portfolio along with our borrowings will continue to increase with each new loan we issue. The increase in loan assets and related liabilities will also create a corresponding increase in interest income on loans along with an increase in interest expense from the related financings. Since we will no longer be selling the loan assets, there will be no gain on sale of loans recorded in the statement of operations, nor will there be a related retained interest as a result of future securitizations recorded on the balance sheet. The total portfolio of loans, their applicable financing arrangements, their interest income and related interest expense and a provision for and allowance for possible loan losses will be reflected on our financial statements. The on-balance sheet approach will also show the earnings over the entire term of the loan on a more consistent basis as compared to showing earnings for a short period and then reflecting a gain on sale transaction, as was the case historically. The impact of securitizing loans using on-balance sheet treatment is that the economic benefit of our loans will be realized over their life, rather than recognizing their present value early in their economic life in the form of gain on sale.

        Our ability to complete additional securitizations in the future may be affected by several factors, including the following:

  •
  disruptions in the credit quality and performance of our loan portfolio and the performance of loans included in our prior securitizations;

  •
  any material downgrading or withdrawal of ratings assigned to securities issued in our prior securitizations;

  •
  disruptions in the capital markets generally; or

  •
  any failure by us to adequately service our loan portfolio.

For more information regarding the performance of one of our loans and the recent downgrading of our 2003 securitization, see "Business—Our Loan Portfolio—Previous Securitizations".

        For each previous and future securitization transaction, the loan trust certificates represent beneficial interests in one or more trust funds established by our special purpose bankruptcy remote subsidiary. The trust fund assets consist primarily of bonds issued by a trust established by the special purpose subsidiary. The bonds are generally secured by loans secured by interests in real estate used in the operation of automotive dealerships and also secured by a lien on the business assets, including automobile parts and equipment and intangible property but not the dealership's automobile inventory.

        We also are subject to off-balance sheet risk in the normal course of our business from commitments we make to extend credit to automotive dealers. As of December 31, 2003 and December 31, 2002, we had commitments to extend credit to our customers of $2.2 million and $15.5 million, respectively, and amounts available under our warehouse credit line of $96.5 million and $16.4 million, respectively, to fund such commitments. For a detailed description of the underwriting procedures we undertake before making a commitment to extend credit, see "Business—Our Lending Process".

Significant Accounting Policies and Management Estimates

        We consider the policies discussed below to be critical to an understanding of our financial statements. The application of these accounting policies require our management to make certain judgments and estimates that directly affect our financial reporting results. Specific risks for these critical accounting policies are described in the following paragraphs. In regards to these policies, we caution you that future events rarely develop exactly as forecasted, and the best estimates of our management routinely require adjustment.

  Basis of Accounting and Presentation

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates.

  Loans and Loans Held for Sale

        We originate loans that are underwritten with the intention of securitizing the receivables in a financing transaction, which will be accounted for as secured borrowings under the provisions of SFAS Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", and carry the loans on the statement of financial position to maturity. The loans receivable are stated at their principal amount outstanding, less net deferred loan fees, unearned discounts and allowance for loan losses. Nonrefundable origination fees less certain related direct costs associated with the origination of the loans are deferred and amortized into interest income over the term of the loan using a method that approximates the interest method.

        All loans originated by our predecessor were underwritten with the intention of securitizing and were accounted for as loans held for sale on the statement of financial position. The amount (if any) by which the cost basis of the loans exceeds their estimated fair value is recorded through a valuation allowance. Changes in the valuation allowance are recorded in the statement of operations. As of September 30, 2003 and 2002, and December 31, 2002, no valuation allowance was deemed necessary.

  Allowance for Possible Loan Losses

        The allowance for possible loan losses is based on a periodic analysis of the loan portfolio and in management's judgment, reflects an amount that is adequate to absorb losses inherent in the existing loan portfolio. In evaluating the portfolio, management considers a variety of factors such as the size of the portfolio, prior loss experience, current and potential risks of the loan portfolio, present financial condition of the borrower, current economic conditions and other portfolio risk characteristics. Provisions for possible loan losses are charged to operations. Loans, including impaired loans, are charged off against the allowance for loan losses when actual losses have been established.

        A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loss from impairment represents the amount by which a creditor's recorded investment in a loan exceeds the present value of the expected future cash flows from the loan discounted at the loan's effective interest rate (including the fair value of the collateral that may be part of the loan). Losses for which such provisions for impairment are made, unless applied as a write-down of the recorded investment in the loan, represent a portion of the creditor's allowance for loan losses.

  Retained Interests in Loan Securitizations

        Historically, we have sold through securitization transactions substantially all of the loans we originate. We account for our loan securitizations in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement 125. When we sold loans in a securitization, we retained one or more subordinated certificates from the certificates issued.

Securitizations may be structured in various ways but generally conform to a common model. Typically, an issuer sells a portfolio of loans to a special-purpose entity established for the sole purpose of purchasing and reselling the loans to a securitization trust. The securitization trust then may issue bonds or certificates collateralized by the loans transferred to the securitization trust. The proceeds received from these bonds or certificates are used to purchase the loans from the issuing entity. The gain on the sale of loans is the difference between the proceeds from the sale of loans, net of related sale costs, and the allocated carrying amount of the receivables sold, including deferred origination fees and costs. We determine the carrying amount by allocating the total carrying amount of the loans sold between the portion sold and the interests retained based on each portion's relative fair values at the time of the securitization. Assumptions used in calculating the estimated fair value of such retained interests are subject to volatility that could materially affect operating results.

        Retained interests in securitizations are accounted for as available for sale securities and are carried at estimated fair value, with unrealized gains or losses included in members' equity (accumulated other comprehensive income or loss). We are not aware of an active market for the purchase and sale of these retained interests at this time; accordingly, we estimate the fair value of the retained interest by calculating the present value of the estimated expected future cash flows received by us after being released by the securitization trust, using a discount rate commensurate with the risk involved. The cash flows being discounted are adjusted for estimated net losses due to defaults or prepayments of the underlying loans. As of December 31, 2003, we had one loan in default, which related to a loan in our 2003 securitization. This loan default has not yet been resolved and we have estimated the loss upon resolution of the defaulted loan of approximately $3.5 million. The estimated loss resulted in a reduction in the estimated value of our retained interest in the 2003 securitization of approximately $0.7 million as of September 30, 2003. Since December 31, 2003, a second loan default occurred, which related to our 2001 securitization and another loan became delinquent but the borrower has since become current in its payments. This loan default has not yet been resolved and we have estimated the loss upon resolution of the defaulted loan of approximately $1.0 million. The estimated loss resulted in a reduction in the estimated value of our retained interest in the 2001 securitization of approximately $0.2 million as of December 31, 2003. We cannot provide any assurance that the losses will fall within the range indicated. Since December 31, 2003, the real estate collateral for the loan in default in the 2001-1 securitization (with an outstanding balance of approximately $2.5 million) was foreclosed upon. All other loans included in our securitization pools are current.

        Each loan securitization has a specific credit enhancement in the form of cash flow requirements that must be met before we receive any cash on our retained interest.

        Changes in the fair value of the retained interests resulting from changes in the timing of cash flows to be received by us or changes in market interest rates are adjusted through other comprehensive income in members' equity. Reductions in the estimated aggregate cash flows to be received by us, caused by defaults or prepayments or the timing of expected future cash flows that result in a reduction to the fair value below the historical cost basis of the retained interests, are considered an other than temporary impairment and are recognized through a charge to expense in that period.

  Derivative Instruments and Hedging Activities

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. These Statements, collectively referred to as SFAS No. 133, establish accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the statement of operations and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting under SFAS No. 133.

        We enter into forward starting interest rate swap transactions to mitigate the effect that changes in interest rates and credit spreads have on the forecasted issuance of long-term debt. In swap transactions, we will generally enter into an interest rate swap contract, receiving a floating rate of interest and paying a fixed rate of interest. The term of the swap contracts is determined by duration of the forecasted long-term debt issuance. These swap transactions are accounted for as cash flow hedges, therefore, changes in their estimated fair value are recorded in other comprehensive income.

        Our predecessor has entered into certain transactions (short sales and purchases, securities resale and repurchase agreements, and interest rate swaps) to mitigate the effect that changes in interest rates and credit spreads have on the fair value of its fixed rate loan portfolio held for sale. Periods of rising interest rates and widening credit spreads decrease the fair value of the loan portfolio held for sale. Generally, we enter into these transactions when the rate is locked on a pending loan just prior to the closing of the loan. The new loan is added to the pool of loans being held for sale and the pool is then reviewed to determine what, if any, additional hedging transaction is to be executed. Generally, our predecessor shorted U.S. Treasuries and invested the proceeds in repurchase agreements with Goldman, Sachs & Co. with U.S. Treasury notes as the underlying securities. In swap transactions, our predecessor entered into an interest rate swap contract, receiving a floating rate of interest and paying a fixed rate of interest. The term of the swap contracts is determined by duration of the loans held for sale pool. Our predecessor has a contractual obligation to settle the repurchase and swap agreements with Goldman, Sachs & Co. at the current fair value on the repurchase date. These contracts have been recorded as free standing derivatives with changes in fair value recorded in earnings.

        We carry each of the derivative instruments on our statement of financial condition at fair value or amounts that approximate fair value. The determination of fair value is fundamental to our statement of financial condition and operations. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and we use them when available. We typically obtain them through electronic quotations or published prices. If quoted market prices in active markets are not available, our estimate of fair value is based on, if available, quoted prices or recent transactions in less active markets and/or prices of similar instruments. We typically obtain this type of information through broker quotes or third-party pricing sources.

  Recent Accounting Developments

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement specifies the accounting for certain employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees and is effective for exit and disposal activities initiated after December 31, 2002. Adoption of this statement did not have a material adverse effect on our financial condition or results of operations.

        In November 2002, the FASB issued FASB Interpretation (FIN) No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 specifies the disclosures to be made about obligations under certain issued guarantees and requires a liability to be recognized for the fair value of a guarantee obligation. The recognition and measurement provisions of the interpretation apply prospectively to guarantees issued after September 30, 2002. Adoption of this Interpretation did not have a material adverse effect on our financial condition or results of operations.

        In January 2003, the FASB issued FASB Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities." FIN No. 46 requires a company to consolidate a variable interest entity (VIE) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as SPEs. FIN No. 46, as amended by FIN No. 46-R "Effective Date of FASB Interpretation 46" which was released by FASB in October 2003, is effective for public companies in the first interim or annual period ending after December 15, 2003, if certain conditions are met. We must apply the standards of FIN No. 46 in its year end December 31, 2003 financial statements and will adopt FIN 46-R for quarter ended March 31, 2004. Adoption of this new accounting standard will not have a material effect on our financial condition or results of operations.

        In April 2003, the FASB issued SFAS Statement No. 149, Amendment to Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS Statement No. 133. The changes in SFAS Statement No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS Statement No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances detailed in the statement, and hedging relationships designated after June 30, 2003. Except as otherwise stated in SFAS Statement No. 149, all provisions should be applied prospectively. Adoption of this statement did not have a material adverse effect on our financial condition or results of operations.

        In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. However, in October 2003, the Financial Accounting Standards Board elected to indefinitely defer implementation of certain standards of SFAS No. 150 relating to limited-life subsidiaries. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

Results of operations for the three months ended December 31, 2003 and 2002

  Revenue

        The discussion below compares the combined results of operations for the Company (Period from December 22 to December 31, 2003) and its predecessor (Period from October 1 to December 21, 2003) for the three months ended December 31, 2003 with the results of operations for the predecessor for the three months ended December 31, 2002.

        Total revenue for the combined three months ended December 31, 2003, or Period 2003, increased by approximately $1.3 million, or 55.2%, to approximately $3.6 million from approximately $2.3 million for the three months ended December 31, 2002, or Period 2002. The increase was primarily due to increases in change in value of interest rate swap contracts and an increase in the gain on securities sold. These increases were partially offset by decreases in gain on sale of retained interests, other income, interest income on loans.

        Interest income on loans for Period 2003 decreased by approximately $0.1 million, or 4.5%, to approximately $2.8 million from approximately $2.9 million in Period 2002. The decrease was primarily due to a decrease in the weighted average interest rate on the loans, approximately 9.3% in Period 2003, as compared to approximately 9.9% in period 2002.

        Interest income on securities purchased under resale agreements remained relatively unchanged in Period 2003 from Period 2002.

        Interest income from retained interests for Period 2003 increase by approximately $0.2 million, or 58.2%, to approximately $0.4 million from approximately $0.2 million in Period 2002. The increase was primarily due to an increase in the weighted average retained interest asset, approximately $7.4 million during Period 2003, as compared to approximately $6.1 million during Period 2002.

        Gain on sale of retained interests for Period 2003 decreased by approximately $0.6 million, or 100%, to $0.0 million from approximately $0.6 million in Period 2002. The decrease was due to there sales of retained interests in Period 2003.

        Change in value of interest rate swap contracts for Period 2003 increased by approximately $1.1 million, to $0.3 million from a loss of approximately $0.8 million in Period 2002. The increase was primarily due to market fluctuations and the composition of our hedging instruments.

        Loss on securities sold, but not yet purchased for Period 2003 decreased by approximately $1.0 million, to $0.0 from approximately $1.0 million in Period 2002. The decrease was primarily due to market fluctuations and the composition of our hedging instruments.

        Income from loan servicing for Period 2003 increased slightly over Period 2002 to approximately $0.1 million. The increase was primarily due to the additional loan servicing income received from a securitization which was completed in February 2003.

        Other income for Period 2003 decreased by approximately $0.2 million, or 71.8%, to approximately $0.1 million from approximately $0.3 million in Period 2002. The decrease was due to earned fees in Period 2002 on potential loan fundings which did not close.

  Expenses

        Total expenses for Period 2003 increased by approximately $1.5 million, or 42.7%, to approximately $5.0 million from approximately $3.5 million in Period 2002. The increase was primarily due to increases in the provision for possible loan losses, facility fee expense, professional fees and salaries and benefits. These increases were partially offset by decreases in interest expense on borrowings.

        Total interest expense on borrowings for Period 2003 decreased by approximately $0.5 million, or 28.7%, to approximately $1.3 million from approximately $1.8 million in Period 2002. The decrease was primarily due to a decrease in the weighted average debt balance and a decrease in the weighted average interest rate for Period 2003. The weighted average interest rate for our borrowings during Period 2003 was approximately 5.1% as compared to approximately 5.9% during Period 2002. The weighted average debt balance during Period 2003 was approximately $102.5 million as compared to approximately $125.0 million during Period 2002.

        Interest expense on securities sold, but not yet purchased for Period 2003 decreased by approximately $0.2 million, to $0.0 million from approximately $0.2 million in Period 2002. The decrease was primarily due to market fluctuations and the composition of our hedging instruments.

        Provision for possible loan losses for Period 2003 was approximately $1.1 million. Prior to Period 2003, no provision for possible loan losses was recorded. In connection with our change in structuring future securitizations as balance sheet financings, we have established a provision for possible loan losses and changed our classification of our loan portfolio from "held for sale" to "held for a long-term investment" subsequent to December 22, 2003.

        Facility fee expense for Period 2003 increased by approximately $0.4 million, to approximately $0.5 million from approximately $0.1 million in Period 2002. The increase was due to increased facility fees associated with our warehouse line of credit.

        Salaries and benefits for Period 2003 increased by approximately $0.2 million, or 20.4%, to approximately $1.0 million from approximately $0.8 million in Period 2002. The increase was primarily due to increases in salaries and bonuses paid or accrued, as well as the amortization of deferred compensation expense relating to the restricted stock grants.

        Professional fees for Period 2003 increased by approximately $0.4 million, to approximately $0.6 million from approximately $0.2 million in Period 2002. The increase was primarily due to increases in accounting and auditing fees.

        General and administrative expenses for Period 2003 increased by approximately $0.1 million, or 35.9%, to approximately $0.2 million from approximately $0.1 million in Period 2002. The increase was primarily due to an increase in miscellaneous expenses.

        Advertising and promotion travel and entertainment, and depreciation and amortization for Period 2003 remained relatively unchanged compared to Period 2002.

Net loss

        The net loss for Period 2003 increased by approximately $0.2 million, or 17.8%, to approximately $1.4 million from approximately $1.2 million in Period 2002 as a result of the items described above.

Results of operations for the years ended September 30, 2003 and 2002

  Revenue

        Total revenue for the year ended September 30, 2003, or Fiscal 2003, increased approximately $12.5 million, or 123.4%, to approximately $22.7 million from $10.2 million for the year ended September 30, 2002, or Fiscal 2002. The increase was primarily due to increases in gain on sale of loans, gain on sale of retained interests, change in value of rate swap contracts and gain on securities sold, but not yet purchased. These increases were partially offset by decreases in interest income on loans held for sale.

        Interest income on loans held for sale for Fiscal 2003 decreased by approximately $0.4 million, or 5.2%, to approximately $8.1 million from approximately $8.5 million in Fiscal 2002. The decrease was due to a decrease in the weighted average interest rate on the loans, approximately 9.1% in Fiscal 2003, as compared to approximately 9.5% in Fiscal 2002.

        Interest income on securities purchased under resale agreements for Fiscal 2003 increased by approximately $0.1 million, or 49.5%, to approximately $0.2 million from approximately $0.1 million in Fiscal 2002. The increase was due to an increase in the weighted average asset balance to approximately $29.8 million in Fiscal 2003 from approximately $9.0 million in Fiscal 2002. The increase in the weighted average asset balance was offset by a decline in the weighted average interest rate to 0.62% in Fiscal 2003 from approximately 1.4% in Fiscal 2002.

        Interest income from retained interests for Fiscal 2003 decreased by approximately $0.1 million, or 6.7%, to approximately $1.4 million from approximately $1.5 million in Fiscal 2002. The decrease was primarily due to a decrease in the weighted average retained interest asset, approximately $7.1 million during Fiscal 2003, as compared to approximately $7.5 million during Fiscal 2002.

        During Fiscal 2003, we realized a gain of approximately $10.7 million upon securitization of loans held for sale compared with a gain on sale of approximately $5.0 million during Fiscal 2002. We recognized a larger gain on sale for the securitization during Fiscal 2003 due primarily to a larger spread between the weighted average yield on the loans securitized compared to the overall cost of the funds associated with the securitization. Our overall cost of funds for the 2003 securitization was lower as a result of a large decrease in prevailing interest rates during Fiscal 2003.

        Total gain on sale of retained interests for Fiscal 2003 increased by approximately $0.8 million to approximately $0.9 million from approximately $0.1 million in Fiscal 2002. The increase was due to lower interest rates during Fiscal 2003 as well as an increase in the amount of retained interests sold.

        Change in value of interest rate swap contracts for Fiscal 2003 increased by approximately $4.4 million, to a loss of approximately $0.5 million from a loss of approximately $4.9 million in Fiscal 2002. The increase was primarily due to the market fluctuations and the composition of our hedging instruments.

        Gain on securities sold, but not yet purchased for Fiscal 2003 increased by approximately $2.0 million, to approximately $1.1 million from a loss of approximately $0.9 million in Fiscal 2002. The increase was primarily due to the market fluctuations and the composition of our hedging instruments.

        Income from loan servicing for Fiscal 2003 increased by approximately $0.1 million, or 34.1%, to approximately $0.4 million from approximately $0.3 million in Fiscal 2002. The increase was primarily due to the loan servicing income from an additional securitization which we completed during Fiscal 2003.

        Other income for Fiscal 2003 increased by approximately $0.2 million, or 35.3%, to approximately $0.6 million from approximately $0.4 million in Fiscal 2002. The increase was primarily due to an increase in fees earned on potential loan fundings which did not close.

  Expenses

        Total expenses for Fiscal 2003 increased by approximately $1.6 million, or 14.0%, to approximately $13.1 million from approximately $11.5 million in Fiscal 2002. The increase was primarily due to increases in interest expense on securities sold, but not yet purchased, other than temporary decline in value of retained interests and salaries and benefits. These increases were partially offset by a decrease in interest expense on borrowings.

        Total interest expense on borrowings for Fiscal 2003 decreased by approximately $0.6 million, or 11.8%, to approximately $4.8 million from approximately $5.4 million in Fiscal 2002. The decrease was primarily due to a decrease in the weighted average interest rate during Fiscal 2003, offset by an increase in the weighted average debt balance. The weighted average interest rate for our borrowings during Fiscal 2003 was approximately 4.5% as compared to approximately 5.5% during Fiscal 2002. The weighted average debt balance was approximately $106.4 million during Fiscal 2003 as compared to approximately $98.4 million during Fiscal 2002.

        Interest expense on securities sold, but not yet purchased for Fiscal 2003 increased by approximately $0.8 million, or 148.8%, to approximately $1.3 million from approximately $0.5 million during Fiscal 2002. The increase was primarily due to an increase in the weighted average balance of outstanding contracts during Fiscal 2003, offset by a decrease in the weighted average interest rate on the outstanding contracts during Fiscal 2003. The weighted average balance of outstanding contracts was approximately $29.8 million during Fiscal 2003 as compared to approximately $9.0 million during Fiscal 2002. The weighted average interest rate during Fiscal 2003 was approximately 4.2% as compared to approximately 5.6% during Fiscal 2002.

        Facility fee expense for Fiscal 2003 remained relatively unchanged from Fiscal 2002 at approximately $0.4 million.

        Other than temporary decline in value of retained interests for Fiscal 2003 increased by approximately $0.2 million, or 137.0%, to approximately $0.4 million from approximately $0.2 million in Fiscal 2002. This increase was due to the effect of a loan default in the 2003 securitization.

        Salaries and benefits expense for Fiscal 2003 increased by approximately $0.9 million, or 31.5%, to approximately $3.8 million from approximately $2.9 million in Fiscal 2002. The increase was primarily due to increases in bonuses paid or accrued during Fiscal 2003 as compared to Fiscal 2002.

        Professional fees for Fiscal 2003 increased by approximately $251,000, or 71.4%, to approximately $601,000 from approximately $350,000 in Fiscal 2002. The increase was primarily due to increased accounting and auditing fees.

        General and administrative expenses for Fiscal 2003 increased by approximately $78,000, or 13.4%, to approximately $663,000 from approximately $585,000 in Fiscal 2002. The increase was primarily due to an increase in miscellaneous expenses.

        Advertising and promotions expense for Fiscal 2003 decreased by approximately $59,000, or 7.1%, to approximately $768,000 from approximately $827,000 in Fiscal 2002. The decrease was primarily due to a reduction in advertising expenditures.

        Travel and entertainment expenses for Fiscal 2003 increased by approximately $39,000, or 17.4%, to approximately $260,000 from approximately $221,000 in Fiscal 2002. The increase was primarily due to an increase in miscellaneous expenses.

        Depreciation and amortization for Fiscal 2003 increased by approximately $35,000, or 34.7%, to approximately $135,000 from approximately $100,000 in Fiscal 2002. The increase was primarily due to additions made during Fiscal 2002.

  Net income

        Net income for Fiscal 2003 increased by approximately $10.9 million, or 838.7%, to approximately $9.6 million from a loss of approximately $1.3 million in Fiscal 2002.

Results of operations for the years ended September 30, 2002 and 2001

  Revenue

        Total revenue for Fiscal 2002 increased approximately $8.5 million, or 493.1%, to approximately $10.2 million from $1.7 million for the year ended September 30, 2001, or Fiscal 2001. The increase was primarily due to increases in interest income on loans held for sale, interest income from retained interests, gain on sale of loans, income from loan servicing and decreases in the loss on interest rate swap contracts as well as the loss on securities sold, but not yet purchased. These increases were partially offset by decreases in interest income on securities purchased under resale agreements, gain on sale of retained interests and other income.

        Interest income on loans held for sale for Fiscal 2002 increased by approximately $1.8 million, or 26.9%, to approximately $8.5 million from approximately $6.7 million in Fiscal 2001. The increase was due to an increase in the weighted average portfolio of loans held for sale in Fiscal 2002, approximately $89.2 million in Fiscal 2002 as compared to approximately $67.0 million in Fiscal 2001, and a decrease in the weighted average interest rate on the loans, approximately 9.54% in Fiscal 2002 as compared to approximately 10.01% in Fiscal 2001.

        Interest income on securities purchased under resale agreements for Fiscal 2002 decreased by approximately $0.7 million, or 83.9%, to approximately $0.1 million from approximately $0.8 million in Fiscal 2001. The decrease was due to a decrease in the weighted average asset balance from approximately $20.5 million in Fiscal 2001 to approximately $9.0 million in Fiscal 2002. The weighted average yield on these assets also decreased from approximately 3.71% during Fiscal 2001 to approximately 1.35% during Fiscal 2002.

        Interest income from retained interests for Fiscal 2002 increased by approximately $0.3 million, or 24.7%, to approximately $1.5 million from approximately $1.2 million in Fiscal 2001. The increase was primarily due to an increase in the weighted average retained interest asset, approximately $7.5 million during Fiscal 2002, as compared to approximately $6.2 million during Fiscal 2001.

        Gain on sale of loans for Fiscal 2002 was approximately $5.0 million as compared to $0 in Fiscal 2001. The increase resulted from our securitization that we completed in Fiscal 2002 compared to Fiscal 2001, in which we did not complete a securitization.

        Total gain on sale of retained interests for Fiscal 2002 decreased by approximately $0.5 million, or 76.6%, to approximately $0.1 million from approximately $0.6 million in Fiscal 2001. The decrease was due to greater profitability on the retained interests which were sold during Fiscal 2001.

        Change in value of interest rate swap contracts for Fiscal 2002 decreased by approximately $1.9 million, or 27.3%, to a loss of approximately $4.9 million from a loss of approximately $6.8 million in Fiscal 2001. The decrease was primarily due to the market fluctuations and the composition of our hedging instruments.

        Loss on securities sold, but not yet purchased for Fiscal 2002 decreased by approximately $0.5 million, or 38.9%, to approximately $0.9 million from approximately $1.4 million in Fiscal 2001. The decrease was primarily due to the market fluctuations and the composition of our hedging instruments.

        Income from loan servicing for Fiscal 2002 increased by approximately $0.1 million, or 49.7%, to approximately $0.3 million from approximately $0.2 million in Fiscal 2001. The increase was primarily due to loan servicing income during Fiscal 2002 from an additional securitization that we completed during the first quarter of Fiscal 2002.

        Other income for Fiscal 2002 decreased by approximately $81,000, or 16%, to approximately $429,000 from approximately $510,000 in Fiscal 2001. The decrease was primarily due to a decline in other fee income.

  Expenses

        Total expenses for Fiscal 2002 remained relatively unchanged at approximately $11.5 million from Fiscal 2001. The increase was primarily due to other than temporary decline in value of retained interests, increases in total interest on borrowings, salaries and benefits and professional fees. The increases were partially offset by a decrease in interest expense on securities sold, but not yet purchased.

        Total interest expense on borrowings for Fiscal 2002 increased by approximately $0.2 million, or 4.2%, to approximately $5.4 million from approximately $5.2 million in Fiscal 2001. The increase was primarily due to an increase in the weighted average debt balance during Fiscal 2002, offset slightly by a decrease in the weighted average interest rate on the debt. The weighted average debt balance was approximately $98.4 million during Fiscal 2002 as compared to approximately $70.7 million during Fiscal 2001. The weighted average interest rate on the outstanding borrowings was approximately 5.49% during Fiscal 2002 as compared to approximately 7.34% during Fiscal 2001.

        Interest expense on securities sold, but not yet purchased for Fiscal 2002 decreased by approximately $0.7 million, or 56.6%, to approximately $0.5 million from approximately $1.2 million in Fiscal 2001. The weighted average balance of outstanding contracts during Fiscal 2002 was approximately $9.0 million as compared to approximately $20.5 million during Fiscal 2001. The weighted average interest rate on the outstanding contracts also decreased slightly from approximately 5.67% during Fiscal 2001 to approximately 5.57% during Fiscal 2002.

        Other than temporary decline in value of retained interests for Fiscal 2002 was approximately $0.2 million. This was a result of a loan default in the 2001-1 securitization. There was no other than temporary decline in value of retained interests during Fiscal 2001.

        Facility fee expense for fiscal 2002 increased by $10,000, or 2.7%, to $385,000 from $375,000 in Fiscal 2001. The increase was due to the increase in the facility fee on the warehouse line of credit due to a temporary increase in the line of credit.

        Salaries and benefits expense for Fiscal 2002 increased by approximately $0.3 million, or 11.7%, to approximately $2.9 million from approximately $2.6 million in Fiscal 2001. The increase was primarily due to an increase in salaries and bonuses paid to employees.

        Professional fees for Fiscal 2002 increased by approximately $105,000, or 42.5%, to approximately $351,000 from approximately $246,000 in Fiscal 2001. The increase was primarily due to an increase in miscellaneous professional fees.

        General and administrative expenses for Fiscal 2002 decreased by approximately $63,000, or 9.7%, to approximately $585,000 from approximately $648,000 in Fiscal 2001. The decrease was primarily due to efficiencies in office related expenses.

        Advertising and promotions expense for Fiscal 2002 decreased by approximately $67,000, or 7.5%, to approximately $828,000 from approximately $895,000 in Fiscal 2001. The decrease was primarily due to efficiencies in advertising.

        Travel and entertainment for Fiscal 2002 decreased by approximately $30,000, or 12%, to approximately $221,000 from approximately $251,000 in fiscal 2001. The decrease was primarily due to a decrease in airfare expense.

        Depreciation and amortization for Fiscal 2002 increased by approximately $10,000, or 11.3%, to approximately $100,000 from approximately $90,000 in Fiscal 2001. The increase was primarily due to new additions of property and equipment in excess of disposals.

  Net loss

        Net loss in Fiscal 2002 decreased by approximately $8.4 million, or 86.6%, to approximately $1.3 million from $9.7 million in Fiscal 2001.

Financial Condition, Liquidity and Capital Resources

  Cash and Cash Equivalents

        As of December 31, 2003, December 31, 2002, September 30, 2003 and September 30, 2002, we had $25,645,578, $610,430, $492,198 and $246,932, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments. The significant increase at December 31, 2003 reflects proceeds from our IPO not yet allocated. Our goal is to maintain a low cash balance. We generally fund new loan originations using borrowings under our existing warehouse line of credit and cash on hand.

  Retained Interests in Loan Securitizations

        As of December 31, 2003, December 31, 2002, September 30, 2003 and September 30, 2002, we had retained interests in loan securitizations of $7.2 million, $5.5 million, $7.3 million and $7.5 million, respectively.

        As of December 31, 2003 our retained interests consisted of the following securities with estimated fair values as indicated:

Falcon Franchise Loan Trust Certificates, Series 1999-1 Class F	$2,054,037
Falcon Franchise Loan Trust Certificates, Series 1999-1 Class G	1,140,252
Falcon Franchise Loan Trust Certificates, Series 2000-1 Class G	1,123,955
Falcon Auto Dealership Loan Trust Certificates, Series 2001-1 Class G	1,229,460
Falcon Auto Dealership Loan Trust Certificates, Series 2003-1 Class G	1,691,432

$7,239,136

        We estimate the fair value of the retained interest by calculating the present value of the estimated expected future cash flows received by us, using a discount rate commensurate with the risk involved. We have experienced only three loan defaults since our inception. The first defaulted loan was in our 2001 securitization and resulted in a loss of principal of $2.8 million. The two other defaults relate to loans in our 2003 securitization and 2001 securitization, respectively. Although these loan defaults have not yet been resolved, we have estimated losses upon the resolution of these loans of approximately $3.5 million and $1.0 million, respectively. These realized and estimated losses were taken into consideration when establishing the value of retained interests held by us in connection with the securitized pools in which these loans are held and resulted in a reduction in the estimated value of our retained interests of approximately $0.7 million and $0.2 million, respectively. We cannot provide any assurance that the estimated loss will fall within the range indicated. Since December 31, 2003 the real estate collateral for the loan in default (with an approximate balance of $2.5 million) in the 2001-1 securitization was foreclosed upon. Additionally, since December 31, 2003 one loan became delinquent, but it has since been made current.

  Liquidity and Borrowings

        Liquidity.    Our short term liquidity requirements consist primarily of funds necessary to originate new loans to automotive dealers and to pay for other expenditures including interest and principal payments on our warehouse line and subordinated debt, net interest expense on our hedging activities, salaries and employee benefits, general and administrative expenses, advertising and promotions and capital expenditures.

        Our primary sources of funds for the three months ended December 31, 2003 were the net proceeds from the IPO, borrowings from subordinated loans and borrowings from a warehouse line of credit Our primary sources of liquidity for the three months ended December 31, 2002 and for the years ended September 30, 2003 and 2002 were net proceeds from the sale of loans, borrowings from subordinated loans and borrowings from a warehouse line of credit. We have historically funded our short-term liquidity requirements from these three sources.

        Loan Securitization Transactions.    We sold at issuance $104.6 million of loan trust certificates through securitization transactions in 1999, $111.6 million in 2000, $122.2 million in 2001 and $123.4 million in 2003. Our securitization transactions are further described in Item 1. Business under the heading "Our Loan Portfolio—Previous Securitizations." To finance our business, we are substantially dependent upon completing additional loan securitizations in the future. Factors that could affect our future ability to securitize loans that we originate include investor demand, credit spreads relative to other investments and the general level of interest rates relative to other types of investments. We cannot provide any assurances that we will be able to complete additional loan securitizations on favorable terms or at all.

        Borrowings.    As of December 31, 2003, December 31, 2002, September 30, 2003 and September 30, 2002, we had outstanding borrowings totaling $53.5 million, $153.9 million, $107.6 million and $115.8 million, respectively.

Revolving warehouse credit line

        We entered into a $150 million Revolving Warehouse Financing Agreement in January 1998 with SunAmerica Life Insurance Company, or SALIC, and ABN AMRO Bank, N.V., solely for the purpose of originating loans. SALIC, along with Goldman Sachs Mortgage Company, as a result of a participation agreement between the two entities, are the guarantors of the Revolving Warehouse Financing Agreement. As guarantors, each of the entities was paid fees of $334,253, $415,529, $1,166,204, $1,101,658 and $622,891 and for the period from October 1, 2003 to December 21, 2003, for the period from October 1, 2002 to December 31, 2002 and for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. The fees are shown on the statements of operations within the caption "interest expense—related party." Interest is calculated using a 30-day commercial paper rate plus 200 basis points. As of December 31, 2003, December 31, 2002, September 30, 2003 and September 30, 2002, the outstanding balance was $53.5 million, $133.6 million, $97.3 million and $97.3 million, respectively. We borrowed an additional $21.0 million to originate loans after September 30, 2003. The interest rate as of December 31, 2003, December 31, 2002, September 30, 2003 and September 30, 2002 was 3.09%, 4.45%, 4.06% and 4.77%, respectively. We used approximately $64.0 million of the net proceeds from our IPO to repay a portion of the outstanding balance on this loan.

        The warehouse credit line is secured by, among other things, all loans in our portfolio that have not been securitized. We expect to fund loans using our warehouse credit line until we complete a loan securitization. All payments made by our customers in respect of such loans are applied on a monthly basis to pay outstanding fee and interest obligations under the warehouse credit line and to reduce the principal amount outstanding under the warehouse credit line by an amount equal to the portion of the payments on our loans that constitute payments of principal. Any amounts remaining after such application are paid to us.

        The maturity date of our warehouse credit line is October 1, 2004. Borrowings under this credit line bear interest at a variable annual rate, calculated using a 30-day commercial paper rate plus 200 basis points, but will increase to 250 basis points on May 1, 2004 if the warehouse credit line has not been prepaid in full and terminated by such time. If the warehouse credit line has not been prepaid and terminated prior to May 1, 2004, we will be required to pay a fee of $3 million. An additional fee of $1.5 million will be payable if the warehouse credit line has not been prepaid and terminated prior to October 1, 2004.

        We may not originate loans without the approval of SALIC and Goldman Sachs Mortgage Company. The availability of funds under this credit line is subject to, among other things, our compliance with specified financial covenants relating to net worth, net income, leverage ratio, limitations on capital expenditures and limitations on total indebtedness, as described below. We are required under the warehouse credit line to maintain a ratio of consolidated total debt to consolidated net worth not in excess of 5:1, a consolidated net worth of not less than 80% of the net proceeds of our IPO plus 75% of net proceeds of any subsequent issuance of our equity securities, and consolidated net income as of the end of any fiscal quarter commencing with the second fiscal quarter of 2004 of not less than a loss of $500,000. As of the end of the first fiscal quarter of 2004, our consolidated net income is not permitted to be less than a loss of $2 million. We generally may not maintain indebtedness outside the warehouse credit line other than indebtedness of up to $10 million to fund obligations under our hedging arrangements, purchase money indebtedness for the acquisition of assets not in excess of $1.0 million, indebtedness in connection with our securitization transactions and certain capital leases. The warehouse credit line also limits our consolidated capital expenditures to not more than $500,000 in any fiscal year. In the event that either Mr. Schwartz or Mr. Karp ceases to be employed by us as an executive officer for any reason other than death, disability or incapacity, we will be prohibited from making additional borrowings under the warehouse credit line. The warehouse credit line also specifies various events that would allow the lenders to terminate the warehouse credit line in its entirety, including, among other things, the occurrence of a material adverse change in our business, financial condition or prospects, or a downgrade or other impairment of the rating on any notes issued in our securitization transactions. We recently received a waiver from the lenders in connection with the downgrades and ratings watch associated with our 2003 securitization.

        The lenders under the warehouse credit line will fund up to 80%, the advance rate, of the principal amount of eligible loans that we originate that are in a principal amount of less than $10 million. In the case of loans in a principal amount of $10 million or more, the advance rate will be 70%, subject to certain additional amounts that may be available if our borrowings under the warehouse credit line exceed $80 million. We are not permitted to originate loans to any single customer in an aggregate principal amount equal to or in excess of $15 million. In addition to borrowings for loan origination purposes, we are permitted to make drawings for working capital purposes to the extent that we make a voluntary prepayment of the warehouse credit line with proceeds of our IPO.

        We are required to make prepayments under the warehouse credit line under certain circumstances. Among other things, in the event that a customer defaults on a scheduled loan payment that is not cured within 30 days, such loan will be treated as a defaulted receivable and we will be required to prepay the outstanding principal amount of the borrowings incurred under the warehouse credit line in respect of such defaulted receivable. In addition, we may also be required to make prepayments under certain circumstances upon a decrease in the aggregate present value of our loan portfolio. Specifically, in the event that certain lenders determine that the product of the advance rate (80%) and the aggregate present value of the loans in our loan portfolio is less than the aggregate outstanding principal and accrued interest under the warehouse credit line, then we will be required within two business days of notice of such deficiency to prepay amounts borrowed under the warehouse credit line in such amount as is necessary to eliminate such deficiency. The most likely situation in which such prepayment would be required is in a rising interest rate environment in which we utilize all or substantially all availability under the warehouse credit line.

        In March 2004, the Company entered into an amendment of the warehouse line of credit that, among other things, allows for the funding of variable interest rate loans by the warehouse line of credit.

        We are currently in discussions with potential lenders to enter into a replacement warehouse line of credit. We cannot, however, provide any assurances that we will be able to enter into a replacement warehouse line of credit on favorable terms or at all.

Senior subordinated loan

        We entered into a $19.3 million Amended and Restated Senior Subordinated Loan Agreement in January 1998 with Goldman Sachs Mortgage Company and SALIC. The agreement provides for a $5.0 million working capital loan, a $2.0 million hedge loan and $12.3 million for loan originations. The interest rate on the senior subordinated loan was 12%, with 9% payable in cash and 3% payable in kind, and the loan was to mature on October 1, 2004. On December 22, 2003, we used a portion of the proceeds from our IPO to repay in full the outstanding balance under this senior subordinated loan, and in addition, terminated the loan.

Junior subordinated loan

        We entered into a $0.5 million Junior Subordinated Loan Agreement in April 1999 with Falcon Auto Venture, LLC. The agreement provides for a $0.5 million working capital loan. The interest rate on the junior subordinated loan was 12%, with 9% payable in cash and 3% payable in kind, and the loan was to mature on October 1, 2004. On December 22, 2003, we used a portion of the proceeds from our IPO to repay in full the outstanding balance under this junior subordinated loan, and in addition, terminated the loan.

        We also had outstanding interest capitalization notes in the amount of approximately $1.0 million that represented the 3% interest capitalization on the senior subordinated loan and the junior subordinated loan referred to above. Interest on the capitalization notes was also at a rate of 12%, with 9% payable in cash and 3% payable in kind. On December 22, 2003, we used a portion of the proceeds from our IPO to repay in full these interest capitalization notes.

  Commitments

        The Company's financial instruments with off-balance sheet risk were limited to fixed-rate mortgage loan origination commitments with total contractual amounts of $2.2 million as of December 31, 2003. These instruments involve elements of credit risk and interest rate risk in addition to the amounts recognized in the statements of financial position. The contractual amounts represent the Company's maximum potential exposure to credit loss but do not necessarily represent future cash requirements since certain commitments may expire without being funded. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Commitments are subject to the Company's credit approval process, including a case-by-case evaluation of the customer's creditworthiness and related collateral requirements. The Company collected cash deposits in connection with these commitments of $19,534, $100,000 (unaudited), $178,333 and $183,588 as of December 31, 2003 and 2002, and September 30, 2003 and 2002, respectively.

        As of December 31, 2003, we were obligated under noncancelable operating lease agreements for office space and computer equipment. The future minimum lease payments under these lease agreements at December 31, 2003 were:

2004	$188,649
2005	198,453
2006	208,248
2007	218,049
2008	227,853
Thereafter	807,276

$1,848,528

        As of December 31, 2003, we were obligated to repay the $53,475,879 in outstanding borrowings under our warehouse line of credit by the expiration date of October 1, 2004.

        We have entered into employment agreements with three members of senior management. The agreements range in term from two to three years, subject to additional one year renewals. The future minimum salary expense relating to these agreements is $900,000, $900,000 and $750,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

  Capital Expenditures

        We expect to upgrade our loan administration and accounting software in the next six months at a cost of approximately $0.3 million. We do not anticipate incurring any other significant capital expenditures in the 2004.

Related Party Transactions

        We are involved in significant financing, risk management and other transactions, and our predecessor had significant related party balances, with Goldman, Sachs & Co., an affiliate of MLQ Investors, L.P., SunAmerica Investments, Inc., SALIC, an affiliate of SunAmerica Investments, Inc., and Falcon Auto Venture, LLC both directly and indirectly through affiliates and subsidiaries of the entities. The information set forth below relates to Goldman, Sachs & Co., SALIC and Falcon Auto Venture, LLC, which were related parties of our predecessor.

        The following table sets forth the related party assets and liabilities included in the respective captions on the Statement of Financial Position at December 31, 2002, September 30, 2003 and 2002. The amounts reflect the related party transactions of our predecessor with Goldman, Sachs & Co., except where otherwise indicated and are as follows:

	Predecessor
	December 31, 2002	September 30, 2003	September 30, 2002
Securities purchased under resale agreements	$32,047,500	$—	$11,262,500
Due from broker	6,440,000	80,842	5,630,000
Borrowings ($9,906,277 and $543,423 at December 31, 2002, $4,856,014 and $555,913 at September 30, 2003 and $8,937,213 and $539,278 at September 30, 2002 related to SunAmerica, Inc. and Falcon Auto Venture, LLC respectively)	20,355,977	10,267,940	18,413,703
Securities sold, but not yet purchased	31,908,989	—	11,160,729
Accrued interest payable ($241,168 and $4,201 at December 31, 2002, $142,628 and $4,159 at September 30,2003 and $175,028 and $4,034 at September 30, 2002 related to SunAmerica, Inc. and Falcon Auto Venture, LLC, respectively)	1,855,829	289,414	1,185,483
Due to broker	1,699,778	—	663,273
Interest rate swap contracts	5,900,800	433,170	5,719,800

        Included in the Statement of Operations are revenues and expenses resulting from various financing, capital markets transactions and loan sales transactions. The following table sets forth the related party revenues and expenses included in the respective captions on the Statement of Operations for the period from October 1, 2003 to December 21, 2003, the three months ended December 31, 2002 and for the years ended September 30, 2003, 2002 and 2001. The amounts reflect the related party transactions of our predecessor with Goldman, Sachs & Co., except where otherwise indicated and are as follows:

	Predecessor
	Period from October 1, 2003 to December 21, 2003
			Year ended September 30,
		Three months ended December 31, 2002
			2003	2002	2001
Interest income on securities purchased under resale agreements	$—	$46,136	$182,892	$122,346	$759,587
Gain on sale of loans-fee expense	—	—	(1,414,936)	(1,434,274)	—
Loss on sale of retained interests net of other than temporary decline in value	—	—	—	(19,238)	—
Change in value of interest rate swap contracts	283,170	(775,441)	(529,094)	(4,963,311)	(6,826,068)
Gain (loss) on securities sold, but not yet purchased	—	(1,033,025)	1,079,799	(857,174)	(1,403,183)
Interest expense on borrowings ($675,739 and $16,580 for the period from October 1, 2003 to December 21, 2003, $475,524 and $13,553 for the three months ended December 31, 2002, $1,800,037 and $66,535 in fiscal 2003, $1,876,102 and $63,548 in fiscal 2002 and $1,135,724 and $38,121 in fiscal 2001 related to SunAmeria, Inc. and Falcon Auto Venture, LLC, respectively)	964,602	1,368,058	3,666,609	3,815,752	2,309,569
Interest expense on securities sold,but not yet repurchased	—	181,671	1,252,746	503,624	1,161,018
Facility fee expense ($228,125 for the period from October 1, 2003 to December 21, 2003, $46,875 for the three months ended December 31, 2002, $187,500 in fiscal 2003, $192,500 in fiscal 2002 and $187,500 in fiscal 2001, related to SunAmerica, Inc.)	456,250	93,750	375,000	385,000	375,000

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk refers to the risk of loss from adverse changes in the level of one or more market prices, rate indices, or other market factors. We are exposed to market risk primarily from changes in interest rates and credit spreads. These two main risks are very sensitive to a variety of factors including political, economic, monetary and tax policies and other factors outside of our control. As described below, we use some derivative financial instruments to manage or hedge interest rate risks related to our forecasted issuance of long-term debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit ratings and other factors.

  Interest Rate Exposure

        The primary interest rate exposure to which we are subject to relates to our fixed-rate loan portfolio, interest rate swaps, our floating rate warehouse line of credit and our retained interests in securitization pools. Any change in the general level of interest rates in the market can affect our net interest income in either a positive or negative manner. Net interest income is the difference between the income earned from interest bearing assets less the expense incurred relating to interest bearing liabilities. Fluctuations in the interest rate environment can also affect our ability to acquire new loans, the value of our loan portfolio and our ability to finance the loans.

        In order to protect against interest rate exposure on our loan portfolio and forecasted issuance of long-term debt, we enter into certain transactions, which may include short sales and purchases, securities resale and repurchase agreements, interest rate swaps, and forward starting swaps to mitigate the effect that changes in interest rates and credit spreads have on the fair value of our fixed rate loan portfolio and the potential effect on the forecasted issuance of long-term debt.

        We have not historically and currently do not intend to enter into hedging transactions to mitigate our interest rate exposure relating to the value of our retained interests in securitization pools. The fair value of our loan portfolio can decline during periods of rising interest rates and widening credit spreads. Generally, we enter into these transactions when the rate is locked on a pending loan. In swap transactions, we will generally enter into an interest rate swap contract, receiving a floating rate of interest and paying a fixed rate of interest. The term of the swap contracts is determined by the duration of the forecasted long-term debt to be issued. We have a contractual obligation to settle the repurchase and swap agreements with Goldman, Sachs & Co. at the current fair value on the repurchase date.

  Operational Risk

        Operational risk is the risk of loss resulting from inadequate or failed internal processes, personnel and systems, or from external events. It includes reputation and franchise risks associated with business practices or market conduct that we may undertake with respect to activities in a fiduciary role, as principal, as agent or through a special-purpose entity.

        The management of operating risk is as important as managing the exposure to both interest rate risk and credit spread risk. Our two main functional areas of operations are the origination of loans and the servicing of the loans after they have been completed. Our underwriting department, headed by our chief credit officer, which averages approximately fourteen years of financial analysis and credit experience, conducts extensive due diligence and quantitative and qualitative analysis of all auto dealers that seek a loan and any of their dealerships that will be used as collateral. Every loan that we fund must be unanimously approved by the credit committee, which consists of our chief executive officer, our president and our chief credit officer. We also have a seasoned compliance department, which acts as primary servicer and special servicer of our loans, once they are funded. As primary servicer, the compliance department obtains from each borrower monthly manufacturers' statements, semi-annual financial statements and compliance certificates. The compliance department also notifies the master servicer in the event of a default by a borrower. As special servicer, the compliance department is responsible for servicing and administering loans that have defaulted.

        In addition to the underwriting and compliance departments, we have experienced senior management, as well as seasoned professionals in all areas of our company.

  Financial Instruments by Maturity Date

        The following table summarizes the fair values of certain of our financial instruments by maturity date at December 31, 2003:

Falcon Financial, LLC
Expected Maturity Date
December 31, 2003

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Assets
Loans, net	4,264,714	4,705,983	5,155,259	5,641,516	6,158,067	100,145,083	126,076,622	132,533,452
Average Interest Rate	9.04%	9.04%	9.04%	9.04%	9.04%	9.04%
Retained Interest in Securitization	—	—	—	—		7,239,136	7,239,136	7,239,136
Average Interest Rate	—	—	—	—		17.16%	17.16%
Interest Rate Derivatives
Interest Rate Swaps:
Variable to Fixed(1)	—	—	—	—		94,271,976	94,271,976	389,783
Average Pay Rate	—	—	—	—		4.45%	4.45%
Average Receive Rate	—	—	—	—		variable(2)	variable(2)
Borrowings
Warehouse line of credit — variable rate	53,475,879	—	—	—		—	53,475,879	53,475,879
Average Interest Rate	variable(1)	—	—	—		—

(1)
Interest rates are based on the 30 day commercial paper rate plus 200 basis points.

(2)
Interest rates received by us are reset to estimated market rate every three months (1.12% at December 31, 2003).

        We determined the fair values included in the tables above based upon the best evidence available for each type of financial instrument, as discussed above in "—Critical Accounting Policies and Management Estimates—Derivative Instruments and Hedging Activities". For example, for interest rate swap contracts, the fair values are based on securities dealers' estimated prices. For securities purchased under resale agreements, the fair values are based on market prices or securities dealers' estimated prices. For securities sold, but not yet purchased, the fair values are based on the quoted market prices of the underlying securities.

FALCON FINANCIAL INVESTMENT TRUST AND PREDECESSOR

December 31, 2003

Item 8. Consolidated Financial Statements and Supplementary Data

Independent Auditors' Report

The Board of Trustees
Falcon Financial Investment Trust:

        We have audited the accompanying consolidated statements of financial position of Falcon Financial Investment Trust (the "Successor") as of December 31, 2003, and of Falcon Financial, LLC (the "Predecessor") as of September 30, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders'/members' equity (deficit) and comprehensive income (loss) and cash flows for the periods from December 22, 2003 to December 31, 2003 (the "Successor Period"), and from October 1, 2003 to December 21, 2003, and for each of the years in the three-year period ended September 30, 2003 (the "Predecessor Periods"). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of Falcon Financial Investment Trust and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the Successor Period, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the financial position of Falcon Financial, LLC and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for the Predecessor Periods, in conformity with accounting principles generally accepted in the United States of America.

        As further discussed in Note (1), the Successor commenced operations on December 22, 2003 when it completed its initial public offering and concurrently consummated a merger with the Predecessor. The Successor has established the Predecessor's historical basis in the assets and liabilities subsequent to the merger.

/s/ KPMG LLP

New York, New York
March 26, 2004

FALCON FINANCIAL INVESTMENT TRUST AND PREDECESSOR

Consolidated Statements of Financial Position

		Predecessor
	Company December 31, 2003	December 31, 2002	September 30, 2003	September 30, 2002
		(unaudited)
ASSETS
ASSETS:
Cash and cash equivalents	$25,645,578	$610,430	$492,198	$246,932
Loans, net (allowance for possible loan losses of $1,086,692)	126,076,622	—	—	—
Loans held for sale	—	143,923,078	105,319,616	104,754,699
Securities purchased under resale agreements — related party	—	32,047,500	—	11,262,500
Retained interests in loan securitization	7,239,136	5,481,626	7,347,881	7,508,193
Due from broker — related party	—	6,440,000	80,842	5,630,000
Interest rate swap contracts — related party	389,783	—	—	—
Accrued interest receivable	994,821	1,188,023	624,199	992,029
Restricted cash	2,657,660	1,974,462	2,864,540	1,984,774
Property and equipment, net	335,860	429,091	352,083	461,278
Prepaid expenses and other assets	1,497,245	81,784	790,639	195,841

Total assets	$164,836,705	$192,175,994	$117,871,998	$133,036,246

LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY (DEFICIT)
LIABILITIES:
Borrowings	$53,475,879	$133,566,739	$97,317,254	$97,342,078
Borrowings — related party	—	20,355,977	10,267,940	18,413,703
Securities sold, but not yet purchased — related party	—	31,908,989	—	11,160,729
Accrued interest payable	255,707	174,556	82,307	139,091
Accrued interest payable — related party	—	1,855,829	289,414	1,185,483
Due to broker — related party	—	1,699,778	—	663,273
Customer deposits	140,276	542,665	389,439	643,458
Hold back of loan proceeds	2,657,660	1,974,462	2,864,540	1,984,774
Interest rate swap contracts — related party	—	5,900,800	433,170	5,719,800
Accounts payable and accrued liabilities	2,405,496	512,426	1,651,301	375,814

Total liabilities	58,935,018	198,492,221	113,295,365	137,628,203

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS'/MEMBERS' EQUITY (DEFICIT):
Preferred shares, $0.01 par value, 50,000,000 authorized, none issued and outstanding	—	—	—	—
Common shares, $0.01 par value, 100,000,000 authorized, 14,105,800 issued and outstanding	141,058	—	—	—
Additional paid in capital	108,020,597	—	—	—
Unearned compensation	(2,840,827)	—	—	—
Members' capital	—	900,000	900,000	900,000
Retained earnings (accumulated deficit)	(1,090,858)	(8,528,914)	2,271,027	(7,353,358)
Accumulated other comprehensive income	1,671,717	1,312,687	1,405,606	1,861,401

Total stockholders'/members' equity (deficit)	105,901,687	(6,316,227)	4,576,633	(4,591,957)

Total liabilities and stockholders'/members' equity (deficit)	$164,836,705	$192,175,994	$117,871,998	$133,036,246

See accompanying notes to consolidated financial statements.

FALCON FINANCIAL INVESTMENT TRUST AND PREDECESSOR

Consolidated Statements of Operations

		Predecessor
	Company Period From December 22, 2003 to December 31, 2003	Period From October 1, 2003 to December 21, 2003	Three Months Ended December 31, 2002	Fiscal Year Ended September 30, 2003	Fiscal Year Ended September 30, 2002	Fiscal Year Ended September 30, 2001
			(unaudited)
REVENUES:
Interest income on loans	$298,446	$2,477,173	$2,905,978	$8,073,880	$8,512,415	$6,709,110
Interest income on securities purchased under resale agreements — related party	—	—	46,136	182,892	122,346	759,587
Interest income from retained interests	38,736	336,781	237,338	1,377,052	1,475,891	1,183,889
Gain on sale of loans	—	—	—	10,682,773	5,010,258	—
Gain on sale of retained interests	—	—	597,609	850,874	155,707	582,578
Loss on sale of retained interests — related party	—	—	—	—	(19,238)	—
Change in value of interest rate swap contracts	—	283,170	(775,441)	(529,094)	(4,963,311)	(6,826,068)
(Loss) gain on securities sold, but not yet purchased — related party	—	—	(1,033,025)	1,079,799	(857,174)	(1,403,183)
Income from loan servicing	11,022	101,763	79,919	395,541	294,899	196,965
Other income	7,612	70,902	277,905	579,673	428,598	510,293

Total revenues	355,816	3,269,789	2,336,419	22,693,390	10,160,391	1,713,171

EXPENSES:
Interest expense on borrowings	76,712	262,708	460,620	1,102,690	1,589,815	2,878,959
Interest expense on borrowings — related party	—	964,602	1,368,058	3,666,609	3,815,752	2,309,567
Interest expense on securities sold, but not yet repurchased — related party	—	—	181,671	1,252,746	503,624	1,161,018
Provision for possible loan losses	1,086,692	—	—	—	—	—
Facility fee expense — related party	75,000	456,250	93,750	375,000	385,000	375,000
Other than temporary decline in value of retained interests	—	—	—	422,477	178,251	—
Salaries and benefits	108,159	863,452	807,212	3,822,509	2,906,479	2,602,352
Professional fees	65,818	532,676	161,186	600,562	350,360	245,830
General and administrative	19,435	177,460	144,903	663,029	584,854	647,700
Advertising and promotion	11,988	192,985	194,552	768,494	827,499	894,935
Travel and entertainment	—	87,547	64,434	259,709	221,207	251,378
Depreciation and amortization	2,870	26,252	35,589	135,180	100,360	90,177

Total expenses	1,446,674	3,563,932	3,511,975	13,069,005	11,463,201	11,456,916

Net (loss) income	$(1,090,858)	$(294,143)	$(1,175,556)	$9,624,385	$(1,302,810)	$(9,743,745)

Net loss per share — basic and diluted	$(0.08)

Weighted Average shares outstanding:
Basic	13,787,500

Diluted	14,100,582

See accompanying notes to consolidated financial statements.

FALCON FINANCIAL INVESTMENT TRUST AND PREDECESSOR

Consolidated Statements of Changes in Shareholders'/Members' Equity (Deficit) and

Comprehensive Income (Loss)

	Common Stock
	Number of Shares	Par Value ($0.01 per share)	Additional Paid-In Capital	Unearned Compensation	Members' Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders'/ Members' Equity (Deficit)	Comprehensive Income (Loss)
BALANCE, September 30, 2000	—	$—	$—	$—	$900,000	$3,693,197	$489,922	$5,083,119
Net loss						(9,743,745)		(9,743,745)	$(9,743,745)
Unrealized loss on retained interests in loan securitizations, adjusted for gains realized on sales							(72,115)	(72,115)	(72,115)

Comprehensive loss									$(9,815,860)

BALANCE, September 30, 2001	—	—	—	—	900,000	(6,050,548)	417,807	(4,732,741)
Net loss						(1,302,810)		(1,302,810)	$(1,302,810)
Other than temporary decline in value of retained interest charged to expense							178,251	178,251	178,251
Unrealized gain on retained interests in loan securitizations, adjusted for gains realized on sales							1,265,343	1,265,343	1,265,343

Comprehensive income									$140,784

BALANCE, September 30, 2002	—	—	—	—	900,000	(7,353,358)	1,861,401	(4,591,957)
Net Income						9,624,385		9,624,385	$9,624,385
Other than temporary decline in value of retained interest charged to expense							422,477	422,477	422,477
Unrealized loss on retained interests in loan securitizations, adjusted for gains realized on sales							(878,272)	(878,272)	(878,272)

Comprehensive income									$9,168,590

BALANCE, September 30, 2003	—	—	—	—	900,000	2,271,027	1,405,606	4,576,633
Net Loss—the Predecessor (October 1 – December 21, 2003)						(294,143)		(294,143)	$(294,143)
Formation Transaction on December 22, 2003:
Issuance of shares in connection with merger of Predecessor into the Company	1,287,500	12,875	2,864,009		(900,000)	(1,976,884)
Issuance of shares in connection with Initial Public Offering	12,500,000	125,000	112,375,000					112,500,000
Underwriters' Fee and Offering Expenses			(10,079,929)					(10,079,929)
Restricted stock awards	318,300	3,183	2,861,517	(2,864,700)
Amortization of restricted stock awards				23,873				23,873
Net loss — the Company (December 22 – December 31, 2003)						(1,090,858)		(1,090,858)	(1,090,858)
Unrealized gains on cash flow hedges							389,784	389,784	389,784
Unrealized loss on retained interests in securitizations							(123,673)	(123,673)	(123,673)

Comprehensive loss									$(1,118,890)

BALANCE, December 31, 2003	14,105,800	$141,058	$108,020,597	$(2,840,827)	$—	$(1,090,858)	$1,671,717	$105,901,687

See accompanying notes to consolidated financial statements.

FALCON FINANCIAL INVESTMENT TRUST AND PREDECESSOR

Consolidated Statements of Cash Flows

	Company Period From December 22, 2003 to December 31, 2003
		Predecessor
		Period From October 1, 2003 to December 21, 2003	Three months ended December 31, 2002	Fiscal year ended September 30, 2003	Fiscal year ended September 30, 2002	Fiscal year ended September 30, 2001
			(unaudited)
Cash flows from operating activities
Net (loss) income	$(1,090,858)	$(294,143)	$(1,175,556)	$9,624,385	$(1,302,810)	$(9,743,745)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of loans	—	—		(10,682,773)	(5,010,258)	—
Gain on sale of retained interests	—	—	(597,609)	(850,874)	(155,707)	(582,578)
Loss on sale of retained interests — related party	—	—		—	19,238	—
Other than temporary decline in value of retained interest	—	—		422,477	178,251	—
Depreciation and amortization — property and equipment	2,870	26,252	35,589	135,180	100,360	90,177
Depreciation and amortization — deferred origination fees, net of expense	(3,366)	(27,908)	(24,728)	(55,047)	(60,840)	—
(Gain) loss on disposition of property and equipment		—		170	28,502	—
Provision for possible loan losses	1,086,692		—
Accretion of discount on retained interests	2,067	30,775	117,683	102,416	7,452	207,386
Changes in operating assets and liabilities:
Increase (Decrease) in securities sold, but not yet purchased — related party	—	—	20,748,260	(11,160,729)	(13,518,704)	24,679,433
Increase (Decrease) in interest rate swap contracts — related party	—	(433,170)	181,000	(5,286,630)	(569,300)	6,289,100
Increase (Decrease) in securities purchased under resale agreements — related party	—	—	(20,785,000)	11,262,500	13,670,625	(24,933,125)
Increase (decrease) in due from broker — related party	—	80,842	(810,000)	5,549,158	(1,230,000)	(3,966,983)
(Increase) decrease in accrued interest receivable	(298,446)	(72,176)	(195,994)	367,830	974,467	(1,966,496)
Decrease (increase) in prepaid expenses and other assets	359,088	(1,065,694)	114,057	(594,798)	442,828	(562,957)
(Decrease) increase in due to broker — related party	(149,993)	149,993	1,036,505	(663,273)	26,333	636,940
Increase (decrease) in accrued interest payable	23,808	(26,755)	35,465	(56,784)	(223,876)	362,967
Increase (decrease) in accrued interest payable — related party	11,791	(124,858)	670,346	(896,069)	(1,164,581)	2,350,064
(Decrease) increase in customer deposits	(1,950)	(247,213)	(100,793)	(254,019)	57,838	(92,557)
(Decrease) Increase in accounts payable and accrued liabilities	(227,605)	(28,843)	136,612	1,275,487	(203,347)	(261,172)

Net cash used in operating activities	(285,902)	(2,032,898)	(614,163)	(1,761,393)	(7,933,529)	(7,493,546)

Cash flows from investing activities:
Disbursements for loan originations, net of fees received	12,344	(22,691,338)	(40,049,623)	(146,409,407)	(99,684,069)	(147,835,202)
Repayments of loans	—	842,674	848,349	6,149,256	2,571,689	1,469,653
Net proceeds from sale of retained interests	—	—	2,015,402	4,998,962	1,586,993	1,967,282
Net proceeds from sale of retained interests — related party		—		—	2,321,929	—
Net proceeds from sale of loans		—		145,464,590	138,565,191	—
Net purchases of property and equipment	—	(12,899)	(3,402)	(26,155)	(461,544)	(74,297)

Net cash provided (used in) by investing activities	12,344	(21,861,563)	(37,189,274)	10,177,246	44,900,189	(144,472,564)

Cash flows from financing activities:
Proceeds from initial public offering	112,500,000	—	—
Payment of offering expenses	(9,069,287)	—	—
Borrowings from warehouse line of credit	—	21,001,300	37,073,010	135,333,423	92,103,960	138,034,673
Repayments of warehouse line of credit	(64,000,000)	(842,674)	(848,349)	(135,358,247)	(131,326,902)	(1,469,653)
Borrowings from subordinated loans	—	3,376,200	8,498,025	22,529,926	21,666,944	18,997,515
Repayments of subordinated loans	(12,670,200)	—	(6,690,000)	(30,315,746)	(22,535,139)	(1,349,500)
Borrowings from interest capitalization notes	—	74,023	134,249	326,164	403,115	265,866
Repayments of interest capitalization notes	(1,047,963)	—	—	(686,107)	—	—

Net cash provided by (used in) financing activities	25,712,550	23,608,849	38,166,935	(8,170,587)	(39,688,022)	154,478,901

Net increase (decrease) in cash and cash equivalents	25,438,992	(285,612)	363,498	245,266	(2,721,362)	2,512,791
Cash and cash equivalents, beginning of period	206,586	492,198	246,932	246,932	2,968,294	455,503

Cash and cash equivalents, end of period	$25,645,578	$206,586	$610,430	$492,198	$246,932	$2,968,294

Supplemental disclosure of cash flow information:
Interest paid	274,926	1,782,743	2,222,731	$8,156,491	$10,515,322	$6,087,025
Offering expenses accrued at December 31, 2003	1,010,642	—	—	—	—	—

See accompanying notes to consolidated financial statements.

FALCON FINANCIAL INVESTMENT TRUST AND PREDECESSOR

Notes to Consolidated Financial Statements

(1) Organization

        Falcon Financial Investment Trust (the "Trust") is a fully integrated, self-advised finance company focused solely on the business of originating and servicing loans to automotive dealers in the United States. The Trust was formed as a Maryland Real Estate Investment Trust ("REIT") on August 27, 2003. The Trust was formed to address the specialized capital needs of the automotive retailing industry. The Trust commenced operations on December 22, 2003 when it completed its initial public offering ("IPO") and concurrently consummated certain other formation transactions, including a merger with Falcon Financial, LLC (the "Predecessor"). The Trust established the Predecessor's historical basis in the assets and liabilities subsequent to the merger. The Trust also formed a wholly-owned taxable REIT subsidiary, Falcon Financial II, LLC, which will engage in the principal activities of originating and servicing loans.

        The IPO consisted of the sale of 12,500,000 common shares to the public at a price of $9 per share, generating gross proceeds of $112.5 million. The aggregate proceeds to the Trust, net of underwriters' discount and offering costs, was approximately $102.4 million. Concurrent with the IPO, the Trust issued 1,287,500 common shares to the owners' of its Predecessor as part of the formation transaction in acquiring the assets and assuming the liabilities of the Predecessor. Also concurrent with the IPO, the Trust issued 318,300 restricted shares as part of its Equity Incentive Plan to its independent trustees, trustee nominees, members of senior management and other employees. The total number of common shares outstanding immediately following the IPO was 14,105,800. On February 2, 2004 the Company issued an additional 1,875,000 common shares at a price of $9 per share, which generated additional proceeds (net of the underwriters' discount) of $15,693,750 as a result of the exercise of the underwriters' over-allotment option. The issuance of these additional shares brings the total number of common shares issued and outstanding to 15,985,800.

        The Predecessor was owned by Falcon Auto Ventuire, LLC (40%), SunAmerica, Inc. (30%), and MLQ Investors, LP (an affiliate of Goldman, Sachs & Co.) (30%). Members of the senior mangement of the Company owned an 86% interest in Falcon Auto Venture, LLC. Subsequent to the IPO, owners of the Predecessor collectively own 10.3% of the Trust, with no individual owning greater than 5%.

        Concurrent with the completion of the IPO, the Trust authorized 50 million preferred shares of beneficial interest. No preferred shares have been issued.

        The Trust utilized its net proceeds of $102.4 million to repay $77.7 million in borrowings. After repayment of certain borrowings, the Trust had $24.7 million in available cash immediately following the IPO.

        All amounts as of December 31, 2002 and for the three month period ended December 31, 2002 are unaudited.

(2) Summary of Significant Accounting Policies

  (a) Basis of Presentation

        These consolidated financial statements presented herein include all of the accounts of the Trust and its wholly owned subsidiary Falcon Financial II, LLC (collectively, the "Company") beginning with the commencement of operations on December 22, 2003. Prior to that time, this report includes the consolidated financial statements of the Predecessor and its subsidiary. All intercompany transactions and account balances have been eliminated in consolidation.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

  (b) Cash Flows

        For purposes of the statements of cash flows, the Company and its Predecessor consider all highly liquid investments with maturities of less than three months at the date of acquisition to be cash equivalents. These assets are carried at cost, which approximates fair value. Restricted cash is not considered cash or cash equivalents for the purpose of the statements of cash flows.

  (c) Loans, net

        The Company originates loans that are underwritten with the intention of securitizing the receivables in a financing transaction, which will be accounted for as secured borrowings under the provisions of SFAS Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", and carry the loans on the statement of financial position to maturity. The loans receivable are stated at their principal amount outstanding, less net deferred loan fees, unearned discounts and allowance for loan losses. Nonrefundable origination fees less certain related direct costs associated with the origination of the loans are deferred and amortized into interest income over the term of the loan using a method that approximates the interest method.

        All loans originated by the Predecessor were underwritten with the intention of securitizing and were accounted for as loans held for sale on the statement of financial position. The amount (if any) by which the cost basis of the loans exceeds their estimated fair value is recorded through a valuation allowance. Changes in the valuation allowance are recorded in the statement of operations. As of September 30, 2003 and 2002 and December 31, 2002, no valuation allowance was deemed necessary.

  (d) Allowance for Possible Loan Losses

        The allowance for possible loan losses is based on a periodic analysis of the loan portfolio and in management's judgment, reflects an amount that is adequate to absorb losses inherent in the existing portfolio. In evaluating the portfolio, management considers a variety of factors such as the size of the portfolio, prior loss experience, current and potential risks of the loan portfolio, present financial condition of the borrower, current economic conditions and other portfolio risk characteristics. Provisions for possible loan losses are charged to operations. Loans, including impaired loans, are charged off against the allowance for possible loan losses when actual losses have been established.

        A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loss from impairment represents the amount by which a creditor's recorded investment in a loan exceeds the present value of the expected future cash flows from the loan discounted at the loan's effective interest rate (including the fair value of the collateral that may be part of the loan). Losses for which such provisions for impairment are made, unless applied as a write-down of the recorded investment in the loan, represent a portion of the creditor's allowance for loan losses.

  (e) Retained Interests in Loan Securitizations

        The Predecessor accounted for its loan securitizations in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement 125. When the Company sells loans in a securitization, it may retain one or more subordinated certificates from the certificates issued. Securitizations may be structured in various ways but generally conform to a common model. Typically, an issuer sells a portfolio of loans to a special-purpose entity established for the sole purpose of purchasing and reselling the loans to a securitization trust. The securitization trust then may issue bonds or certificates collateralized by the loans transferred to the securitization trust. The proceeds received from these bonds or certificates are used to purchase the loans from the issuing entity. The gain on the sale of loans is the difference between the proceeds from the sale of loans (net of related sale costs) and the allocated carrying amount of the receivables sold, including deferred origination fees and costs. The Company determines the carrying amount by allocating the total carrying amount of the loans sold between the portion sold and the interests retained based on each portion's relative fair values at the time of the securitization. Assumptions used in calculating the estimated fair value of such retained interests are subject to volatility that could materially affect operating results.

        Retained interests in securitizations are accounted for as available for sale securities and are carried at estimated fair value, with unrealized gains or losses included in members' equity (accumulated other comprehensive income or loss). The Company is not aware of an active market for the purchase and sale of these retained interests at this time; accordingly, the Company estimates the fair value of the retained interest by calculating the present value of the estimated expected future cash flows received by the Company after being released by the securitization trust, using a discount rate commensurate with the risk involved taking into consideration the results of sales of certificates owned by the Company to third parties. The cash flows being discounted are adjusted for estimated net losses due to defaults or prepayments. The Company has experienced four defaults (of which one has been fully resolved resulting in a $2.8 million realized loss) and no prepayments in its retained interests in securitizations at December 31, 2003. All other loans are current.

        Each loan securitization has a specific credit enhancement in the form of cash flow requirements that must be met before the Company receives any cash on its retained interest. The retained interests which the Company holds are subordinate in the right of payment to all other classes of certificates, which must receive their applicable distributions before any cash is available for distribution to the holders of the retained interests.

        Changes in the fair value of the retained interests resulting from changes in the timing of cash flows to be received by the Company or changes in market interest rates are adjusted through other comprehensive income in stockholders'/ members' equity (deficit). Reductions in the estimated aggregate cash flows to be received by the Company, caused by defaults or prepayments that result in a reduction to the fair value below the historical cost basis of the retained interests, are considered an other than temporary impairment and are recognized through a charge to expense in that period.

  (f) Restricted Cash and Holdback of Loan Proceeds.

        The Company maintains various escrow accounts on behalf of its borrowers to fund work that needs to be performed on the borrower's property as a condition to the loan agreement. At December 31, 2003, 2002 and September 30 2003 and 2002, the Company held $2,657,660, $1,974,462

(unaudited), $2,864,540 and $1,984,774, respectively, of cash collateral for the completion of those projects.

  (g) Interest and Fees on Loans

        Interest is accrued monthly on outstanding principal balances unless management considers the collection of interest to be uncertain (generally, when loans are contractually past due three months or more).

        Origination fees received and direct costs incurred related to the origination of the loans are deferred as an adjustment to the carrying value of the loans held for sale. Origination fees and direct costs incurred are amortized into income over the life of the related loan. At the time of sale of the related loans, any remaining deferred fees and costs are recognized as income and included with the gain or loss on the sale of such loans.

  (h) Servicing Income

        Under servicing agreements for all Company securitizations, servicing fees for loans in good standing are accrued monthly based upon the then outstanding principal balances on loans serviced. The Company acts as primary servicer and special servicer with respect to loans securitized. A subsidiary of the Bank of New York acts as Master Servicer. The Company earns a servicing fee of 0.085% per annum (0.095% on the Company's most recently completed securitization in 2003) of the outstanding loan balance with respect to each loan serviced in its capacity as primary servicer. As special servicer, the Company will earn a servicing fee of 0.25% per annum of the outstanding balance of each loan in default. Servicing fees on defaulted loans are earned and paid monthly once a loan enters default status. As of December 31, 2003, there is one loan in default. Fees received for loan servicing approximate the actual cost of servicing.

  (i) Securities Sold, But Not Yet Purchased

        The Predecessor entered into certain transactions (short sales and purchases, and securities resale and repurchase agreements) to mitigate the effects that changes in interest rates and credit spreads have on the fair value of its fixed rate loan portfolio held for sale. In connection with the Predecessor's short sales, its obligation to deliver the securities to Goldman, Sachs & Co. is recorded in the statement of financial position under the caption Securities sold, but not yet purchased. This liability is carried at market value with any unrealized gain or loss recorded in the statement of operations. The related interest expense is recorded in the income statement of operations over the period held.

  (j) Securities Purchased Under Resale Agreements

        Purchases of securities under agreements to resell and sales of securities under agreements to repurchase are accounted for as secured lending and financing transactions, respectively. In connection with the Predecessor's purchase contracts, its obligation to resell the securities to Goldman, Sachs & Co. is recorded in the Statement of Financial Position under the caption Securities purchased under resale agreements. These assets are carried at the amounts at which the identical securities will be subsequently resold as specified in the agreements, generally at market value. The related interest income is recorded in the statements of operations over the contract period.

  (k) Interest Rate Swap Contracts

        The Company enters into forward starting interest rate swap contracts as a means of mitigating the impact that changes in interest rates and credit spreads with respect to the forecasted issuance of long-term debt. The contracts are evaluated at inception and on an on-going basis in order to determine whether the contracts qualify for cash flow hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting treatment. Forward starting interest rate swaps accounted for cash flow hedges are carried on the statement of financial position at fair value with changes in their fair value recorded in accumulated other comprehensive income (loss). Any ineffectiveness which arises during the hedging relationship is recognized in interest expense during the period in which it arises.

        The Predecessor entered into interest rate swap arrangements to mitigate the impact that changes in interest rates and credit spreads have on the value of its fixed rate loan portfolio held for sale. The term of the derivative contracts is determined by duration of the loans held for sale pool. Swap contracts are carried at market value with any unrealized gain or loss recorded in the statement of operations. The related interest income and interest expense is recorded in the statements of operations over the period held.

  (l) Property and Equipment

        Property and equipment are reported at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over five years for furniture and fixtures, and three years for computers and equipment. Leasehold improvements are amortized over the remaining term of the respective leases.

        Depreciation expense for the period October 1, 2003 to December 21, 2003, the period December 22, 2003 to December 31, 2003 and the three months ended December 31, 2002, was $26,252, $2,870 and $35,589 (unaudited), respectively. Depreciation expense for the years ended September 30, 2003, 2002 and 2001 was $135,180, $100,360 and $90,177, respectively. Fixed assets as of December 31, 2003, and 2002 and September 30, 2003 and 2002 are summarized as follows:

	December 31, 2003	December 31, 2002	September 30, 2003	September 30, 2002
		(unaudited)
Furniture and fixtures	$322,140	$320,545	$320,545	$319,220
Computers and equipment	396,412	362,525	385,108	360,448
Leasehold improvements	79,363	79,363	79,363	79,363

	797,915	762,433	785,016	759,031
Less: accumulated depreciation and amortization	(462,055)	(333,342)	(432,933)	(297,753)

	$335,860	$429,091	$352,083	$461,278

  (m) Equity incentive and Option plan

        Immediately prior to the IPO, the Company adopted an equity incentive plan and issued 318,300 restricted common shares to its executives, employees and non-employee trustees. Deferred compensation expenses was recorded by the company as a reduction to stockholders' equity. This amount was estimated based on the IPO price of $9 per share and will be charged to compensation expense on a straight-line basis over the vesting period of three years.

        The options of the Predecessor were recorded based on the fair value method as prescribed in SFAS 123, Accounting for Stock-Based Compensation. As of September 30, 2003, the Company has determined that outstanding options do not have any value due to the estimated decline in fair value of the Company since the initial grant of options in 1999. The option plan was terminated prior to the consummation of the IPO on December 22, 2003.

  (n) Comprehensive Income (Loss)

        Comprehensive income (loss) represents net income (loss) and certain amounts reported directly in stockholders'/members' equity (deficit), such as net unrealized gain or loss on retained interests in securitizations and the change in the fair value of cash flow hedges. The Company has reported comprehensive income (loss) in the statements of changes in stockholders'/members' equity (deficit). Accumulated other comprehensive income (loss) reported in the statements of financial position as of December 31, 2003 and 2002, and September 30, 2003 and 2002, represents the accumulated unrealized gain on retained interests in securitizations and interest rate swaps accounted for as cash flow hedges.

  (o) Income Taxes

        The Company has elected to be treated as a real estate investment trust (hereafter "REIT") for federal income tax purposes. To maintain its status as a REIT, the Company must comply with the REIT provisions of the Internal Revenue Code of 1986, as amended (hereafter "IRC"). If the Company distributes 100% of its taxable income to its shareholders and satisfies the various REIT asset, income, stock ownership and other tests under the IRC, the Company generally will not be subject to federal income tax. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies as a REIT, it may be subject to federal income tax and excise tax on its undistributed taxable income and may also be subject to state and local income taxes. The Company's subsidiary, Falcon Financial II, LLC is a taxable REIT subsidiary ("TRS") for federal income tax purposes and is fully taxable at normal corporate tax rates.

  (p) Earnings (loss) per Share

        The Company calculates basic earnings per share by dividing net income (loss) for the period by the weighted-average shares of its common stock outstanding for that period (net of unvested restricted shares). Diluted earnings per share takes into account the effect of dilutive instruments, including unvested restricted shares, using the average share price for the period in determining the number of incremental shares that are added to the weighted-average number of shares outstanding.

  (q) Reclassifications

        Certain items from prior years have been reclassified to conform with the 2003 classifications.

  (r) Recent Accounting Developments

        In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." The statement specifies the accounting for certain employee termination benefits, contract termination costs and costs to consolidated facilities or relocate employees and is effective for exit and disposal activities initiated after December 31, 2002. Adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

        In November 2002, the FASB issued FASB Interpretation (FIN) No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 specifies the disclosures to be made about obligation under certain issued guarantees and requires a liability to be recognized for the fair value of a guarantee obligation. The recognition and measurement provision of the interpretation apply prospectively to guarantees issued after September 30, 2002. Adoption of this interpretation did not have a material effect on the Company's financial condition or results of operations.

        In January 2003, the FASB issued FASB Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities." FIN No. 46 requires a company to consolidate a variable interest entity (VIE) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as SPEs. FIN No. 46, as amended by FIN No. 46-R "Effective Date of FASB Interpretation 46" which was released by FASB in October 2003, is effective for public companies in the first interim or annual period ending after December 15, 2003, if certain conditions are met. The Company must apply the standards of FIN No. 46 in its year end December 31, 2003 financial statements and will adopt FIN 46-R for quarter ended March 31, 2004. Adoption of this new accounting standard will not have a material effect on the Company's financial condition or results of operations.

        In April 2003, the FASB issued SFAS Statement No. 149 "Amendment to Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS Statement No. 133 Accounting for Derivative Instruments and Hedging Activities. The changes in SFAS Statement No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS Statement No.149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances detailed in the Statement, and hedging relationships designated after June 30, 2003. Except as otherwise stated in SFAS Statement No. 149, all provisions should be applied prospectively. Adoption of this statement did not have a material effect on our financial condition or results of operations.

        In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. However, in October 2003, the Financial Accounting Standards Board elected to indefinitely defer implementation of certain standards of SFAS No. 150 relating to limited-life subsidiaries. We do not expect the adoption of this statement to have a material impact on the Company's results of operations, financial position or cash flows.

(3) Loans and Loans Held for Sale

        Loans as of December 31, 2003 and loans held for sale at December 31, 2002 and September 30, 2003 and 2002 are summarized as follows:

		Loans Held for Sale
	December 31, 2003	December 31, 2002	September 30, 2003	September 30, 2002
		(unaudited)
Franchise mortgage loans	$127,846,080	$145,422,720	$105,861,254	$105,974,318
Less: Net deferred loan origination fees	(682,766)	(1,499,642)	(541,638)	(1,219,619)
Allowance for possible loan losses	(1,086,692)	—	—	—

Loans, net	$126,076,622	$143,923,078	$105,319,616	$104,754,699

        Loans receivable at December 31, 2003 are comprised of fixed-rate loans with interest rates ranging between 8.14% and 9.52%. Maturity dates range from February 1, 2011 to April 1, 2023 with 78.9% maturing during 2018. Two loans totaling approximately $9.6 million have balloon payments of approximately $4.0 million on February 1, 2011 and approximately $1.5 million on December 1, 2013. There are 17 borrowers located in 15 states. Approximately 33.13% of the principal balance of the loans are to three borrowers located in two states (Florida—22.1% and Virginia—11.03%). There are no other concentrations greater than 10% in any other state or to any individual borrower.

        Loans held for sale at December 31, 2002 are comprised of fixed-rate loans with interest rates ranging between 8.875% and 10.48%. Maturity dates range from December 1, 2009 to January 1, 2023 with 48.9% maturing during 2017. There are 23 borrowers located in 16 states. Approximately 44.38% of the principal balance of the loans held for sale are to borrowers located in three states (New York—13.93%, Texas—19.92% and Colorado—10.53%). There are no other concentrations greater than 10% in any other state.

        Loans held for sale at September 30, 2003 are comprised of fixed-rate loans with interest rates ranging between 8.14% and 9.47%. Maturity dates range from February 11, 2011 to April 1, 2023 with 85.54% maturing during 2018. There are 14 borrowers located in 13 states. Approximately 40.83% of the principal balance of the loans held for sale are to borrowers located in three states (New York—10.27%, Florida—17.24% and Virginia—13.32%). There are no other concentrations greater than 10% in any other state.

        Loans held for sale at September 30, 2002 are comprised of fixed-rate loans with interest rates ranging between 8.75% and 10.48%. Maturity dates range from October 1, 2009 to October 1, 2017 with 62.9% maturing during 2017. There are 20 borrowers located in 14 states. Approximately 17.2% of the principal balance of the loans held for sale are to borrowers located in New York state. There are no other concentrations greater than 10% in any other state.

        The Company originates franchise mortgage loans secured by existing car and truck dealerships, including real estate and improvements (real collateral), parts inventory, and blue-sky value (business asset collateral). Blue-sky, or franchise value, is an intangible asset that is a function of, among other things, the business reputation, brand strength, financial strength, and market share of the dealership. The Company also originates mortgage loans secured by real collateral. The Company's liens on business asset collateral may be subordinated in whole or in part to liens held by other lenders.

        There were no loans or loans held for sale with unpaid principal or interest balances contractually past due or on non-accrual status as of December 31, 2003 and 2002 (unaudited) or September 30, 2003 and 2002.

        As of December 31, 2003 and 2002 and September 30, 2003 and 2002, the allowance for possible loan losses was $1,086,692, $0, $0 and $0, respectively.

(4) Allowance for Possible Loan Losses

        The Company establishes an allowance for possible loan losses to reserve for losses inherent in its loan portfolio. The following summarizes the activity in the allowance for possible loan losses for the period from December 22, 2003 through December 31, 2003:

Balance at December 22, 2003	$—
Provision for possible loan losses	1,086,692

Balance at December 31, 2003	$1,086,692

(5) Derivative Instruments and Hedging Activities

        The Company enters into forward starting interest rate swap transactions to mitigate the effect that changes in interest rates and credit spreads have on the forecasted issuance of long-term debt. In swap transactions, the Company will generally enter into an interest rate swap contract, receiving a floating rate of interest and paying a fixed rate of interest. The term of the swap contracts is determined by the duration of the forecasted long-term debt to be issued. These swaps are accounted for as cash flow hedges and changes in their fair value are recorded in other comprehensive income.

        The Predecessor has entered into certain transactions (short sales and purchases, securities resale and repurchase agreements, and interest rate swaps) to mitigate the effect that changes in interest rates and credit spreads have on the fair value of its fixed rate loan portfolio held for sale. Periods of rising interest rates and widening credit spreads decrease the fair value of the loan portfolio held for sale. Generally, the Company entered into these transactions when the rate is locked on a pending loan just prior to the closing of the loan. The new loan is added to the pool of loans being held for sale and the pool is then reviewed to determine what, if any, additional hedging transaction is to be executed. Generally, the Predecessor shorted U.S. Treasuries and invested the proceeds in repurchase agreements with Goldman, Sachs & Co. with U.S. Treasury notes as the underlying securities. In swap transactions, the Predecessor entered into an interest rate swap contract, receiving a floating rate of interest and paying a fixed rate of interest. The term of the swap contracts is determined by duration of the loans held for sale pool. The Predecessor has a contractual obligation to settle the repurchase and swap agreements with Goldman, Sachs & Co. at the current fair value on the repurchase date. These contracts have been recorded as free standing derivatives with changes in fair value recorded in earnings.

        As of December 31, 2003, the Company had four forward starting interest rate swap contracts accounted for as cash flow hedges on which the Company pays fixed and received floating. The contracts had a total notional amount of $94,271,976 and a fair value of $389,783. There was no accrued interest on these contracts at December 31, 2003. The contracts had maturity dates ranging from April 1, 2014 to December 1, 2016. Fixed interest rates ranged from 4.045% to 4.815% and a floating rate of 1.12%.

        As of September 30, 2003, the Predecessor had two interest rate swap contracts on which the Predecessor paid fixed and received floating. The contracts had a total notional amount of $70,000,000 and a fair value of $(433,170). There was no accrued interest on these contracts at September 30, 2003. The contracts had maturity dates ranging from October 1, 2008 to October 1, 2013. Fixed interest rates ranged from 3.356% to 4.458% and a floating rate of 1.16%. As of September 30, 2003, the Predecessor had cash collateral on deposit with Goldman, Sachs & Co. in the amount of $80,842, which is shown on the statement of financial position under the caption Due from Broker. These swaps were terminated on December 19, 2003 for a net payment of approximately $150,000.

        As of December 31, 2002, the Predecessor had six repurchase contracts open with Goldman Sachs. The contracts had a total face value of $30,000,000 and a fair value of $32,047,500 (unaudited). These contracts had maturity dates ranging from May 15, 2007 to November 15, 2012 and paid interest at rates ranging from 0.6% to 0.9% (unaudited).

        As of December 31, 2002, the Predecessor had shorted U.S. Treasuries with a face amount of $30,000,000 and a fair value of ($31,908,989) (unaudited). These treasury positions had maturity dates ranging from May 15, 2007 to November 15, 2012 and carried interest rates ranging from 3.0% to 5.0%.

        As of December 31, 2002, the Predecessor had 13 interest rate swap contracts in which the Predecessor paid fixed and received float. The contracts had a total notional amount of $70,500,000 and a fair value of ($5,900,800) (unaudited). Accrued interest on these contracts totaled $847,900 at December 31, 2002 (unaudited). The contracts had maturity dates ranging from September 27, 2006 to September 3, 2012 (unaudited). Fixed interest rates ranged from 3.52% to 5.93% while floating rates ranged from 1.38% to 1.76% (unaudited).

        As of September 30, 2002, the Predecessor had 13 interest rate swap contracts in which the Predecessor paid fixed and received float. The contracts had a total notional amount of $70,500,000 and a fair value of ($5,719,800). Accrued interest on these contracts totaled $478,700 at September 30, 2002. The contracts had maturity dates ranging from September 27, 2006 to September 3, 2012. Fixed interest rates ranged from 3.52% to 5.93% while floating rates ranged from 1.75% to 1.86%. As of September 30, 2002, the Predecessor had cash collateral relating to the outstanding swap contracts on deposit with Goldman, Sachs & Co. in the amount of $5,630,000, which is shown on the statement of financial position under the caption Due from Broker. All of these interest rate swap contracts were settled during the year ended September 30, 2003.

        As of September 30, 2002, the Predecessor had four repurchase contracts open with Goldman Sachs. The contracts had a total face value of $10,000,000 and a fair value of $11,262,500. These contracts had maturity dates ranging from May 15, 2007 to February 15, 2012 and paid interest at rates ranging from 1.25% to 1.375%. As of September 30, 2002, the Predecessor had a liability to Goldman, Sachs & Co. associated with its repurchase contracts of $663,273, which is shown on the statement of financial position under the caption Due to Broker. All of these repurchase contracts were settled during the year ended September 30, 2003.

        As of September 30, 2002, the Company had shorted U.S. Treasuries with a face amount of $10,000,000 and a fair value of $11,160,729. These treasury positions had maturity dates ranging from May 15, 2007 to February 15, 2012 and carried interest rates ranging from 4.375% to 5.0%. All of these treasury positions were settled during the year ended September 30, 2003.

(6) Loan Securitization

        Through a special purpose bankruptcy remote subsidiary, the Predecessor entered into securitization transactions that have qualified as sales for financial reporting purposes, resulting in off-balance sheet accounting treatment. The Company may retain rated and nonrated certificates issued in connection with the securitization transaction.

        The table below summarizes the Predecessor's securitization transactions as of the date of the securitization and December 31, 2003:

	Falcon Trust Series 1999-1		Falcon Trust Series 2000-1		Falcon Trust Series 2001-1		Falcon Trust Series 2003-1
	Securitization	December 31, 2003	Securitization	December 31, 2003	Securitization	December 31, 2003	Securitization	December 31, 2003
Principal balance of receivables	114,152,754	97,069,403	121,385,741	110,781,292	140,427,407	127,902,372	141,060,558	137,278,647
Proceeds received	115,093,026	N/A	131,162,936	N/A	138,565,191	N/A	145,464,590	N/A
Gains recorded	2,401,847	N/A	11,475,541	N/A	5,010,258	N/A	10,682,773	N/A
Rated bond retained, at fair value	1,464,790	2,054,037	1,528,854	N/A	2,435,074	N/A	2,983,560	N/A
Unrated bond retained, at fair value	1,645,392	1,140,252	1,720,018	1,123,955	3,065,452	1,229,460	2,448,063	1,691,432
Master servicing fee rate	0.065%	0.065%	0.065%	0.065%	0.065%	0.065%	0.055%	0.055%
Primary servicing rate	0.085%	0.085%	0.085%	0.085%	0.085%	0.085%	0.095%	0.095%
Trustee fee rate	0.010%	0.010%	0.010%	0.010%	0.010%	0.010%	0.010%	0.010%
Assumptions Used:
Loss/Prepayment rate over transaction life	0.00%	3.24%	0.00%	3.10%	0.00%	5.80%	3.79%	5.88%
Discount Rates
Rated retained interests	18.00%	14.37%	18.00%	N/A	18.00%	N/A	15.66%	N/A
Unrated retained interests	30.00%	18.09%	30.00%	18.80%	30.00%	18.00%	27.38%	18.20%

        The table below summarizes the Company's securitization transactions as of the date of the securitization and December 31, 2002 (unaudited):

	Falcon Trust Series 1999-1		Falcon Trust Series 2000-1		Falcon Trust Series 2001-1
	Securitization	December 31, 2002	Securitization	December 31, 2002	Securitization	December 31, 2002
Principal balance of receivables	114,152,754	101,924,389	121,385,741	114,874,237	140,427,407	135,745,712
Proceeds received	115,093,026	N/A	131,162,936	N/A	138,565,191	N/A
Gains recorded	2,401,847	N/A	11,475,541	N/A	5,010,258	N/A
Rated bond retained, at fair value	1,464,790	1,596,069	1,528,854	N/A	2,435,074	N/A
Unrated bond retained, at fair value	1,645,392	624,658	1,720,018	750,700	3,065,452	1,489,316
Master servicing fee rate	0.065%	0.065%	0.065%	0.065%	0.065%	0.065%
Primary servicing rate	0.085%	0.085%	0.085%	0.085%	0.085%	0.085%
Trustee fee rate	0.010%	0.010%	0.010%	0.010%	0.010%	0.010%
Assumptions Used:
Loss/Prepayment rate over transaction life	0.00%	3.24%	0.00%	3.24	0.00%	4.33
Discount Rates
Rated retained interests	18.00%	18.68%	18.00%	N/A	18.00%	N/A
Unrated retained interests	30.00%	24.60%	30.00%	24.73	30.00%	25.47%

        The table below summarizes the Predecessor's securitization transactions as of the date of the securitization and September 30, 2003:

	Falcon Trust Series 1999-1		Falcon Trust Series 2000-1		Falcon Trust Series 2001-1		Falcon Trust Series 2003-1
	Securitization	September 30, 2002	Securitization	September 30, 2002	Securitization	September 30, 2002	Securitization	September 30, 2002
Principal balance of receivables	114,152,754	97,909,734	121,385,741	111,488,738	140,427,407	128,760,718	141,060,558	138,032,710
Proceeds received	115,093,026	N/A	131,162,936	N/A	138,565,191	N/A	145,464,590	N/A
Gains recorded	2,401,847	N/A	11,475,541	N/A	5,010,258	N/A	10,682,773	N/A
Rated bond retained, at fair value	1,464,790	2,083,912	1,528,854	N/A	2,435,074	N/A	2,983,560	N/A
Unrated bond retained, at fair value	1,645,392	964,897	1,720,018	1,011,941	3,065,452	1,503,281	2,448,063	1,828,850
Master servicing fee rate	0.065%	0.065%	0.065%	0.065%	0.065%	0.065%	0.055%	0.055%
Primary servicing rate	0.085%	0.085%	0.085%	0.085%	0.085%	0.085%	0.095%	0.095%
Trustee fee rate	0.010%	0.010%	0.010%	0.010%	0.010%	0.010%	0.010%	0.010%
Assumptions Used:
Loss/Prepayment rate over transaction life	0.00%	3.24%	0.00%	3.24%	0.00%	4.23%	3.79%	5.99%
Discount Rates
Rated retained interests	18.00%	14.37%	18.00%	N/A	18.00%	N/A	15.66%	N/A
Unrated retained interests	30.00%	17.70%	30.00%	20.71%	30.00%	23.13%	27.38%	34.03%

        The table below summarizes the Company's securitization transactions as of the date of the securitization and September 30, 2002:

	Falcon Trust Series 1999-1		Falcon Trust Series 2000-1		Falcon Trust Series 2000-1
	Securitization	September 30, 2002	Securitization	September 30, 2002	Securitization	September 30, 2002
Principal balance of receivables	114,152,754	103,068,168	121,385,741	115,838,334	140,427,407	137,040,755
Proceeds received	115,093,026	N/A	131,162,936	N/A	138,565,191	N/A
Gains recorded	2,401,847	N/A	11,475,541	N/A	5,010,258	N/A
Rated bond retained, at fair value	1,464,790	1,982,992	1,528,854	2,042,238	2,435,074	N/A
Unrated bond retained, at fair value	1,645,392	1,026,316	1,720,018	1,047,229	3,065,452	1,409,418
Master servicing fee rate	0.065%	0.065%	0.065%	0.065%	0.065%	0.065%
Primary servicing rate	0.085%	0.085%	0.085%	0.085%	0.085%	0.085%
Trustee fee rate	0.010%	0.010%	0.010%	0.010%	0.010%	0.010%
Assumptions Used:
Loss/Prepayment rate over transaction life	0.00%	3.24%	0.00%	3.24%	0.00%	4.23%
Discount Rates
Rated retained interests	18.00%	14.33%	18.00%	13.74%	18.00%	N/A
Unrated retained interests	30.00%	17.70%	30.00%	20.71%	30.00%	23.13%

        At December 31, 2003, key economic assumptions and sensitivity of the current fair value of retained interests to an immediate 10% and 20% adverse change in those assumptions are as follows:

	Falcon Trust Series 1999-1 Adverse Impact of		Falcon Trust Series 2000-1 Adverse Impact of		Falcon Trust Series 2001-1 Adverse Impact of		Falcon Trust Series 2003-1 Adverse Impact of
	10 Percent Change	20 Percent Change	10 Percent Change	20 Percent Change	10 Percent Change	20 Percent Change	10 Percent Change	20 Percent Change
Impact due to adverse change in loss/prepayment rates:
Adjusted loss rate	3.55%	3.86%	3.40%	3.67%	6.39%	6.97%	6.48%	7.06%
Impact on fair value:
Rated retained interests	(1,107)	(2,028)	N/A	N/A	N/A	N/A	N/A	N/A
Unrated retained interests	(48,006)	(92,444)	(39,971)	(76,895)	(452,307)	(547,418)	(165,390)	(320,295)
Impact due to adverse change in discount rates:
Rated retained interests	15.80%	17.24%	N/A	N/A	N/A	N/A	N/A	N/A
Impact on fair value	(169,249)	(318,936)	N/A	N/A	N/A	N/A	N/A	N/A
Unrated retained interests	19.90%	21.71%	20.68%	22.56%	19.8%	21.6%	20.01%	21.83%
Impact on fair value	(91,416)	(170,004)	(88,554)	(163,324)	(108,079)	(200,084)	(125,044)	(230,056)

        At December 31, 2002, key economic assumptions and sensitivity of the current fair value of retained interests to an immediate 10% and 20% adverse change in those assumptions are as follows (unaudited):

	Falcon Trust Series 1999-1 Adverse Impact of		Falcon Trust Series 2000-1 Adverse Impact of		Falcon Trust Series 2001-1 Adverse Impact of
	10 Percent Change	20 Percent Change	10 Percent Change	20 Percent Change	10 Percent Change	20 Percent Change
Impact due to adverse change in loss/prepayment rates:
Adjusted loss rate	3.56%	3.89%	3.57%	3.89%	4.76%	5.20%
Impact on fair value:
Rated retained interests	0	0	N/A	N/A	N/A	N/A
Unrated retained interests	(372,287)	(744,574)	(397,557)	(795,113)	(608,110)	(1,216,220)
Impact due to adverse change in discount rates:
Rated retained interests	20.71%	22.78%	N/A	N/A	N/A	N/A
Impact on fair value	(157,650)	(292,7218)	N/A	N/A	N/A	N/A
Unrated retained interests	27.34%	30.14%	27.47%	30.30%	28.32%	31.23%
Impact on fair value	(51,200)	(93,520)	(72,694)	(117,003)	(122,888)	(225,828)

        At September 30, 2003, key economic assumptions and sensitivity of the current fair value of retained interests to an immediate 10% and 20% adverse change in those assumptions are as follows:

	Falcon Trust Series 1999-1 Adverse Impact of		Falcon Trust Series 2000-1 Adverse Impact of		Falcon Trust Series 2001-1 Adverse Impact of		Falcon Trust Series 2003-1 Adverse Impact of
	10 Percent Change	20 Percent Change	10 Percent Change	20 Percent Change	10 Percent Change	20 Percent Change	10 Percent Change	20 Percent Change
Impact due to adverse change in loss/prepayment rates:
Adjusted loss rate	3.56%	3.89%	3.56%	3.89%	4.65%	5.08%	6.59%	7.19%
Impact on fair value:
Rated retained interests	(6,047)	(13,840)	N/A	N/A	N/A	N/A	N/A	N/A
Unrated retained interests	(67,955)	(134,867)	(36,726)	(73,705)	(23,717)	(47,399)	(39,478)	(79,841)
Impact due to adverse change in discount rates:
Rated retained interests	15.73%	17.16%	N/A	N/A	N/A	N/A	N/A	N/A
Impact on fair value	(169,907)	(319,777)	N/A	N/A	N/A	N/A	N/A	N/A
Unrated retained interests	19.97%	22.24%	23.11%	25.51%	25.64%	28.16%	37.64%	41.23%
Impact on fair value	(104,985)	(191,088)	(101,744)	(184,227)	(138,546)	(251,885)	(159,588)	(232,144)

        At September 30, 2002, key economic assumptions and sensitivity of the current fair value of retained interests to an immediate 10% and 20% adverse change in those assumptions are as follows:

	Falcon Trust Series 1999-1 Adverse Impact of		Falcon Trust Series 2000-1 Adverse Impact of		Falcon Trust Series 2001-1 Adverse Impact of
	10 Percent Change	20 Percent Change	10 Percent Change	20 Percent Change	10 Percent Change	20 Percent Change
Impact due to adverse change in loss/prepayment rates:
Adjusted loss rate	3.56%	3.89%	3.56%	3.89%	4.65%	5.08%
Impact on fair value:
Rated retained interests	(5,269)	(12,058)	(31,036)	(78,108)	N/A	N/A
Unrated retained interests	(57,629)	(114,377)	(30,157)	(60,521)	(19,055)	(38,081)
Impact due to adverse change in discount rates:
Rated retained interests	15.76%	17.20%	15.11%	16.50%	N/A	N/A
Impact on fair value	(170,776)	(320,210)	(184,676)	(343,761)	N/A	N/A
Unrated retained interests	19.19%	22.24%	23.11%	25.51%	25.65%	28.16%
Impact on fair value	(105,414)	(191,524)	(101,635)	(184,095)	(136,122)	(247,250)

        As required by SFAS 140, the effect of two negative changes in each of the key assumptions used to determine the fair value of retained interests must be disclosed. The negative effect of each change in each assumption must be calculated independently, holding all other assumptions constant. Because key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown above.

        In December 2001, the Predecessor sold 49% of its unrated retained interest in the 2001-1 Trust to a third party. The Predecessor received proceeds of $1,586,993 and realized a gain of $155,707. In August 2002, the Predecessor sold 100% of its rated retained interest in the 2001-1 Trust to Goldman, Sachs & Co. The Company received proceeds of $2,321,929 and realized a loss of $19,238.

        In September 2001, the Predecessor sold 49% of its unrated retained interest in the 1999-1 Trust to a third party. The Predecessor received proceeds of $977,861 and realized a gain of $309,440.

        In September 2001, the Predecessor sold 49% of its unrated retained interest, in the 2000-1 Trust to a third party. The Predecessor received proceeds of $989,423 and realized a gain of $273,138.

        In March 2002, a delinquency was experienced in the 2001-1 Trust for a loan with an unpaid principal balance of approximately $2.8 million. The loan defaulted in March 2002. In July 2002, the Predecessor estimated that there would be an other than temporary reduction in the aggregate cash flows that the Predecessor expects to receive from the 2001-1 Trust for its unrated retained interest. Accordingly, the Predecessor charged $178,251 to expense which was the amount considered to be other than temporary decline in the Company's fair value of the unrated retained interest. This estimated reduction in aggregate cash flows was based on management's assessment of the amounts it would ultimately collect on the defaulted loan.

        In October 2002, the Predecessor sold 100% of its rated retained interest in the 2000-1 Trust to a third party. The Predecessor received proceeds of $2,015,402 and realized a gain of $597,609.

        In February 2003, the Predecessor sold 100% of its rated retained interest in the 2003-1 Trust to a third party. The Predecessor received proceeds of $2,983,560 and realized a gain of $253,265

        In August 2003, a delinquency was experienced in the 2003-1 Trust for a loan with an unpaid principal balance of approximately $9.5 million. The loan defaulted in September 2003 and the Predecessor estimated that there would be an other than temporary reduction in the aggregate cash flows that the Predecessor expects to receive from the 2003-1 Trust for its unrated retained interest. Accordingly, the Predecessor charged $422,477 to expense, which was the amount considered to be other than temporary decline in the Predecessor's fair value of the unrated retained interest. This estimated reduction in aggregate cash flows was based on management's assessment of the amounts it would ultimately collect on the defaulted loan.

        In October 2003, Moody's downgraded the Class A-1 and A-2 certificates in the 2003 securitization from Aaa to Aa1, the Class B certificates from Aa2 to Aa3, the Class C certificates from A2 to A3, the Class D certificates from Baa2 to Baa3, the Class E certificates from Ba2 to Ba3, and the Class F certificates from B3 to Caa2. In November 2003, Moody's further downgraded the Class A-1 and A-2 certificates in this securitization from Aa1 to Aa2, the Class B certificates from Aa3 to A1, the Class C certificates from A3 to Baa1, the Class D certificates from Baa3 to Ba1, the Class E certificates from Ba3 to B3, and the Class F certificates from Caa2 to Caa3. In November 2003, Fitch Ratings downgraded the Class E certificates in this securitization from BB to B+ and the Class F certificates from B to CCC. Additionally, Fitch Ratings placed the Class B, C, D, E and F certificates on rating watch for potential downgrade. Fitch Ratings affirmed the Class A certificates at AAA.

        In January 2004, a delinquency was experienced in the 2001-1 Trust for a loan with an unpaid principal balance of approximately $2.5 million. The loan defaulted in January 2004 and the Company estimated that there would be an other than temporary reduction in the aggregate cash flows that the Company expects to receive from the 2001-1 Trust for its unrated retained interest. While this delinquency resulted in an estimated $0.2 million reduction in the value of the retained interest on the 2001-1 Trust it was offset by unrealized gains in accumulated other comprehensive income for the 2001-1 transaction and accordingly, did not result in a charge to the statement of operations. This estimated reduction in aggregate cash flows was based on management's assessment of the amounts it would ultimately collect on the defaulted loan. The real estate collateral for this loan was forclosed upon subsequent to December 31, 2003.

        For the 1999-1 Trust, 2000-1 Trust, 2001-1 Trust and the 2003-1 Trust, the Master Servicer fee rate was 0.065% (0.055% on the 2003-1 Trust), the Primary Servicer fee rate was 0.085% (0.095% on the 2003-1 Trust) and the Trustee fee rate was 0.010%. The Master Servicer services are outsourced to a third party.

        The activity related to the Company's and the Predecessor's retained interests for the three months ended December 31, 2003 and 2002 and the years ended September 30, 2003, 2002 and 2001 are as follows:

	Three Months ended December 31, 2003	Three Months ended December 31, 2002	Year ended September 30, 2003	Year ended September 30, 2002	Year ended September 30, 2001
		(unaudited)
Balance at beginning of period	$7,347,881	$7,508,193	$7,508,193	$4,793,617	$6,457,822
Addition recognized in securitization, at allocated basis	—	—	4,968,464	5,229,138	—
Interest income recorded	375,517	237,338	1,377,052	1,475,891	1,183,889
Cash received	(360,589)	(297,397)	(1,479,468)	(1,483,343)	(1,391,275)
Cash received from sales to third parties	—	(2,015,402)	(4,998,962)	(3,908,922)	(1,967,282)
Income recognized from dispositions	—	597,609	850,874	136,469	582,578
Fair value adjustments, net of other than temporary decline in value	(123,673)	(548,715)	(878,272)	1,265,343	(72,115)

Balance at end of period	$7,239,136	$5,481,626	$7,347,881	$7,508,193	$4,793,617

        The retained interest balance of $7,239,136, $5,481,626 (unaudited), $7,347,881 and $7,508,193 as at December 31,2003 and 2002 and September 30, 2003 and 2002 includes $180,703, $138,785 (unaudited), $129,653 and $100,135 of accrued interest receivable, respectively.

(7) Borrowings

        Borrowings as of December 31, 2003 and 2002 are summarized as follows:

2003:	Balance	Total Credit Line	Interest rate	Maturity
Warehouse line of credit	$53,475,879	$150,000,000	floating	10/1/04
Senior subordinated loan	—	N/A	N/A	N/A
Junior subordinated loan	—	N/A	N/A	N/A
Interest capitalization notes	—	N/A	N/A	N/A

$53,475,879

2002 (unaudited):	Balance	Total Credit Line	Interest rate	Maturity
Warehouse line of credit	$133,566,739	$150,000,000	floating	10/27/03
Senior subordinated loan	18,387,845	19,300,000	12.00%	10/1/04
Junior subordinated loan	500,000	500,000	12.00%	10/1/04
Interest capitalization notes	1,468,132	N/A	12.00%	10/1/04

	$153,922,716

        Borrowings as of September 30, 2003 and 2002 are summarized as follows:

2003:	Balance	Total Credit Line	Interest rate	Maturity
Warehouse line of credit	$97,317,254	$150,000,000	floating	10/1/04
Senior subordinated loan	8,794,000	19,300,000	12.00%	10/1/04
Junior subordinated loan	500,000	500,000	12.00%	10/1/04
Interest capitalization notes	973,940	N/A	12.00%	10/1/04

	$107,585,194

2002:	Balance	Total Credit Line	Interest rate	Maturity
Warehouse line of credit	$97,342,078	$150,000,000	floating	10/27/03
Senior subordinated loan	16,579,820	19,300,000	12.00%	10/1/04
Junior subordinated loan	500,000	500,000	12.00%	10/1/04
Interest capitalization notes	1,333,883	N/A	12.00%	10/1/04

	$115,755,781

        The Predecessor entered into a $150 million Revolving Warehouse Financing Agreement dated January 7, 1998 (the "Warehouse Loan Agreement") with ABN AMRO Bank, N.V., as lender, and SunAmerica Life Insurance Company or SALIC (an affiliate of SunAmerica, Inc.), as guarantor (collectively, the "Lenders"), solely for the purpose of originating loans. SALIC, along with Goldman Sachs Mortgage Company (an affiliate of Goldman, Sachs & Co.), as a result of a participation agreement between two entities, are the guarantors of the Revolving Warehouse Financing Agreement. As guarantors, each of the entities was paid fees of $334,253, $415,529 (unaudited), $1,166,204, $1,101,658 and $622,891 for the period from October 1, 2003 to December 21, 2003, for the period from October 1, 2002 to December 31, 2002 and for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. The fees are shown on the statements of operations within the caption "interest expense—related party." The maturity date has been extended to October 1, 2004. This credit facility is collateralized by the loans held for sale. The Company is required to make prepayments under the warehouse facility under certain circumstances. Among other things, in the event that a customer defaults on a scheduled loan payment that is not cured within 30 days, such loan will be treated as a defaulted receivable and the Company will be required to prepay the outstanding principal amount of the borrowings incurred under the warehouse facility in respect of such defaulted receivable. Interest was calculated using a 30 day commercial paper rate plus 200 basis points (300 basis points prior to December 22, 2003) (which includes amounts paid to the guarantors as described above.) The interest rates as of December 31, 2003 and 2002, September 30, 2003, 2002 and 2001 were 3.09%, 4.45% (unaudited), 4.06%, 4.77% and 5.40%, respectively.

        The Predecessor entered into a $19.3 million Amended and Restated Senior Subordinated Loan Agreement dated January 7, 1998, with Goldman Sachs Mortgage Company and SALIC. The agreement provides for a $5.0 million working capital loan, a $2.0 million hedge loan and $12.3 million for loan originations. As of December 31, 2003, December 31, 2002, September 30, 2003 and 2002, there was $0.0 million, $4.7 million (unaudited), $0.8 million and $5.0 million outstanding used for working capital purposes, $0.0 million, $2.0 million (unaudited), $0.0 million and $2.0 million outstanding for hedge purposes and $0.0 million, $11.7 million (unaudited), $8.0 million and $9.6 million outstanding for loan originations, respectively. The interest rate on the senior subordinated loan is 12%, with 9% payable in cash and 3% accrued and capitalized. This loan was paid-in-full on December 22, 2003.

        The Predecessor entered into a $0.5 million Junior Subordinated Loan Agreement dated April 19, 1999 with Falcon Auto Venture, LLC. The agreement provides for a $0.5 million working capital loan. As of December 31, 2003, December 31, 2002, September 30, 2003 and 2002, the outstanding balance was $0.0 million, $0.5 million (unaudited), $0.5 million and $0.5 million, respectively. The interest rate on the junior subordinated loan is 12%, with 9% payable in cash and 3% accrued and capitalized. This loan was paid-in-full on December 22, 2003 and the loan terminated.

        The interest capitalization notes represent the 3% interest capitalization on the senior subordinated loan and the junior subordinated loan referred to above. Interest on the capitalization notes is also at a rate of 12%, with 9% payable in cash and 3% accrued and capitalized. These notes were paid-in-full on December 22, 2003 and the loan terminated.

        The Warehouse Loan Agreement requires that the Company maintain certain financial covenants related to aggregate indebtedness, net income, net worth, leverage ratio, capital expenditures and lease commitments. In addition, the Warehouse Loan Agreement also specifies various events ("Termination Events") that would allow the Lenders to terminate the warehouse facility in its entirety should one of these events occur, including, among other things, (i) a material adverse change in the Company's business, financial condition or prospects or (ii) a downgrade or other impairment of the rating of any notes issued in the Predecessor's securitization transactions. In October 2003 and November 2003, the notes issued in the Predecessor's Falcon Trust Series 2003-1 securitization were downgraded by the ratings agencies. The Predecessor received a waiver from the Lenders for this Termination Event.

        In October 2003, the Predecessor entered into an agreement with respect to its warehouse line of credit that, among other things, (i) extended the facility to May 1, 2004,(ii) required that the Company obtain the approval of certain lenders prior to the funding of any new loan origination, and (iii) imposed a new prepayment requirement based on the aggregate present value of the Predecessor's loan portfolio. Specifically, in the event that certain lenders determine that the product of the advance rate and the aggregate present value of the Company's loan portfolio is less that the aggregate outstanding principal and accrued interest under the warehouse facility, then the Company will be required upon two business days' notice to prepay amounts borrowed under the warehouse facility in such amount as is necessary to eliminate such deficiency.

        In November 2003, the Predecessor entered into an amendment of the warehouse line of credit that, among other things. (i) extended the facility until October 1, 2004, (ii) required the payment of certain fees, including a fee of $1.5 million on the date of the amendment, $3 million if the warehouse facility is not prepaid in full and terminated prior to May 1, 2004, and $1.5 million if the warehouse facility is not prepaid in full and terminated prior to October 1, 2004,(iii) in the case of loans made by the Company in an amount of $10 million or more, reduced the advance rate to 70% (subject to certain additional amounts if the Company's borrowings under the warehouse facility exceeds $80 million), and (iv) reduced the maximum principal amount of the Company's loans that may be attributable to one customer from less than $20 million to less than $15 million. In addition, the amendment provided that, subject to the successful completion of the initial public offering referred to above, (i) the interest rate of the facility will be calculated using a 30-day commercial paper rate plus 200 basis points (250 basis points on and after May 1, 2004), a decrease from 300 basis points over 30-day commercial paper, (ii) should certain members of executive management of the Company cease to be employed by the Company for any reason other than death, disability or incapacity, the Company will be prohibited from making additional borrowings under the warehouse facility, (iii) the advance rate under the facility will be reduced from 92% of the principal amount of eligible loans to 80%, and (iv) the facility will be available for working capital purposes to the extent that a voluntary prepayment is made with the proceeds of the initial public offering.

        In addition, effective December 22, 2003 the Company is required under the warehouse credit line to maintain a ratio of consolidated total debt to consolidated net worth not in excess of 5:1, a consolidated net worth of not less than 80% of the net proceeds of our IPO plus 75% of net proceeds of any subsequent issuance of the Company's equity securities, and consolidated net income as of the end of any fiscal quarter commencing with the second fiscal quarter of 2004 of not less than a loss of $500,000. As of the end of the first fiscal quarter of 2004, the Company's consolidated net income is not permitted to be less than a loss of $2 million. The Company generally may not maintain indebtedness outside the warehouse credit line after our IPO other than indebtedness of up to $10 million to fund obligations under the Company's hedging arrangements, purchase money indebtedness for the acquisition of assets not in excess of $1.0 million, indebtedness in connection with the Company's securitization transactions and certain capital leases. The warehouse credit line also limits the Company's consolidated capital expenditures to not more than $500,000 in any fiscal year. In March 2004, the Company entered into an amendment of the warehouse line of credit that, among other things, allows for the funding of variable interest rate loans by the warehouse line of credit.

(8) Equity Incentive and Option Plan

        In November 2003, the Company adopted the 2003 Equity Incentive Plan to provide incentives to employees, non-employee trustees and other service providers to stimulate their efforts toward the Company's continued success, long-term growth and profitability and to attract, reward and retain key personnel. The plan approved 725,658 restricted common shares reserved for issuance, of which 318,300 were issued immediately prior to the closing of the IPO, with the remaining 407,358 shares available for future issuance. The 318,300 shares issued were valued at the IPO price of $9 per share and recorded in equity under the caption of unearned compensation. The shares vest over three years and will be amortized into the statement of operations as compensation expense ratably over the vesting period.

        In September 1999, the Predecessor adopted the Falcon Financial, LLC Option Plan. The Predecessor has granted certain employees options, which generally expire 10 years from the grant date, to purchase membership interests in the Predecessor at prices not less than the market value of the membership interests on the grant date. Option exercise prices were determined by reference to comparable public company market values and earnings multiples. Options vested at a rate of 20% per year beginning one year after the date of hire. The Predecessor had not incurred an expense associated with the option plan for the period October 1, 2003 to December 21, 2003, the three months ended December 31, 2002 (unaudited), and for the years ended September 30, 2003, 2002 and 2001. The plan was terminated prior to the consummation of the IPO on December 22, 2003 and through that date no options had been exercised.

(9) Commitments and Contingencies

  (a) Financial Instruments With Off-Balance Sheet Risk

        The Company's financial instruments with off-balance sheet risk were limited to fixed-rate mortgage loan origination commitments with total contractual amounts of $2.2 million as of December 31, 2003. These instruments involve elements of credit risk and interest rate risk in addition to the amounts recognized in the statements of financial position. The contractual amounts represent the Company's maximum potential exposure to credit loss but do not necessarily represent future cash requirements since certain commitments may expire without being funded. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Commitments are subject to the Company's credit approval process, including a case-by-case evaluation of the customer's creditworthiness and related collateral requirements. The Company collected cash deposits in connection with these commitments of $19,534, $100,000 (unaudited), $178,333 and $183,588 as of December 31, 2003 and 2002, and September 30, 2003 and 2002, respectively.

  (b) Lease Commitments

        As of December 31, 2003, the Company was obligated under noncancelable operating lease agreements for office space and computer equipment. The future minimum lease payments under these lease agreements at December 31, 2003 were:

2004	$188,649
2005	198,453
2006	208,248
2007	218,049
2008	227,853
Thereafter	807,276

$1,848,528

        Rent expense for the period October 1, 2003 to December 21, 2003, the period December 22, 2003 to December 31, 2003, for the three months ended December 31, 2002 and for the years ended September 30, 2003, 2002 and 2001 was $50,428, $5,372, $58,663 (unaudited), $233,840, $204,533 and $165,868, respectively.

        (c)   The Company has entered into employment agreements with three members of senior management. The agreements range in term from two to three years, subject to additional one year renewals. The future minimum salary expense relating to these agreements is $900,000, $900,000 and $750,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

(10) Fair Value of Financial Instruments

        The information presented below is required by SFAS No. 107, Disclosure About Fair Value of Financial Instruments. These amounts represent estimates of fair value of financial instruments at a point in time. Significant estimates using available market information and appropriate valuation methodologies were used for the purpose of this disclosure. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange, and the use of different market assumptions or methodologies could have a material effect on the estimated fair value amounts.

        The following is a summary of the carrying amounts and estimated fair values of the Company's financial assets and liabilities as of December 31, 2003 and 2002:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
			(unaudited)
Financial assets:
Cash and cash equivalents	$25,645,578	$25,645,578	$610,430	$610,430
Loans, net	126,076,622	132,533,452	143,923,078	155,638,417
Securities purchased under resale agreements	—	—	32,047,500	32,047,500
Retained interests in loans securitizations	7,239,136	7,239,136	5,481,626	5,481,626
Due from broker	—	—	6,440,000	6,440,000
Interest rate swap contracts	389,783	389,783	—	—
Accrued interest receivable	994,821	994,821	1,188,023	1,188,023
Restricted cash	2,657,660	2,657,660	1,974,462	1,974,462
Financial liabilities:
Borrowings	$53,475,879	$53,475,879	$133,566,739	$133,566,739
Borrowings—related party	—	—	20,355,977	20,355,977
Securities sold, but not yet purchased	—	—	31,908,989	31,908,989
Accrued interest payable	255,707	255,707	174,556	174,556
Accrued interest payable—related party	—	—	1,855,829	1,855,829
Due to broker	—	—	1,699,778	1,699,778
Customer deposits	140,276	140,276	542,665	542,665
Holdback of loan proceeds	2,657,660	2,657,660	1,974,462	1,974,462
Interest rate swap contracts	—	—	5,900,800	5,900,800

        The following is a summary of the carrying amounts and estimated fair values of the Company's financial assets and liabilities as of September 30, 2003 and 2002:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$492,198	$492,198	$246,932	$246,932
Loans held for sale, net	105,319,616	111,638,793	104,754,699	113,281,731
Securities purchased under resale agreements	0	0	11,262,500	11,262,500
Retained interests in loans securitizations	7,347,881	7,347,881	7,508,193	7,508,193
Due from broker	80,842	80,842	5,630,000	5,630,000
Accrued interest receivable	624,199	624,199	992,029	992,029
Restricted cash	2,864,540	2,864,540	1,984,774	1,984,774
Financial liabilities:
Borrowings	$97,317,254	$97,317,254	$97,342,078	$97,342,078
Borrowings—related party	10,267,940	10,267,940	18,413,703	18,413,703
Securities sold, but not yet purchased	0	0	11,160,729	11,160,729
Accrued interest payable	82,307	82,307	139,091	139,091
Accrued interest payable—related party	289,414	289,414	1,185,483	1,185,483
Due to broker	0	0	663,273	663,273
Customer deposits	389,439	389,439	643,458	643,458
Holdback of loan proceeds	2,864,540	2,864,540	1,984,774	1,984,774
Interest rate swap contracts	433,170	433,170	5,719,800	5,719,800

        The following paragraphs describe the valuation methods used by the Company to estimate fair values of its financial instruments:

  (a) Securities Purchased Under Resale Agreements

        The fair values are based on market prices or securities dealers' estimated prices received from Goldman, Sachs & Co.

  (b) Loans, Net

        The fair values of loans are estimated by reference to current secondary market prices for similar loans, as well as estimates derived from information received from Goldman, Sachs & Co.

  (c) Retained Interests in Loan Securitizations

        The fair value of the retained interests is based on the present value of the estimated expected future cash flows received by the Company after being released by the securitization trust, using a discount rate commensurate with the risks involved.

  (d) Securities Sold, But Not Yet Purchased

        The fair values are based on the quoted market prices of the underlying securities received from Goldman, Sachs & Co.

  (e) Interest Rate Swap Contracts

        The fair values are based on securities dealers' market prices received from Goldman, Sachs & Co.

  (f) Borrowings

        Carrying value was deemed to approximate fair value because the rate and terms of debt existing as of the balance sheet date was comparable to those that the Company would currently establish for new debt with similar collateral, maturity and terms.

  (g) Other Financial Instruments

        The other financial assets and liabilities shown in the preceding table have fair values which approximate the respective carrying amounts. This is because cash and cash equivalents, accrued interest receivable and payable, due from/to broker and customer deposits are either payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

(11) Related Party Transactions

        The Company is involved in significant financing, risk management and other transactions, and the Predecessor had significant related party balances, with Goldman, Sachs & Co. (an affiliate of MLQ Investors, LP), SunAmerica, Inc. and Falcon Auto Venture, LLC, both directly and indirectly through affiliates and subsidiaries of the entities. The Company enters into these transactions in the ordinary course of business and believes that the terms of these transactions are on market terms that could be obtained from unrelated third parties. As of December 22, 2003 after the IPO transaction, the aforementioned related parties are no longer considered related parties as their ownership of the Company has been significantly reduced (less than 5%).

        The following table sets forth the related party assets and liabilities included in the respective captions on the Statement of Financial Position at December 31, 2002, September 30, 2003 and 2002.

The amounts reflect the related party transactions with Goldman, Sachs & Co., except where otherwise indicated and are as follows:

	December 31, 2002	September 30, 2003	September 30, 2002
	(unaudited)
Securities purchased under resale agreements	$32,047,500	$—	$11,262,500
Due from broker	6,440,000	80,842	5,630,000
Borrowings ($9,906,277 and $543,423 at December 31, 2002, $4,856,014 and $555,913 at September 30, 2003 and $8,937,213 and $539,278 at September 30, 2002 related to SunAmerica, Inc. and Falcon Auto Venture, LLC respectively)	20,355,977	10,267,940	18,413,703
Securities sold, but not yet purchased	31,908,989	—	11,160,729
Accrued interest payable ($241,168 and $4,201 at December 31, 2002, $142,628 and $4,159 at September 30,2003 and $175,028 and $4,034 at September 30, 2002 related to SunAmerica, Inc. and Falcon Auto Venture, LLC, respectively)	1,855,829	289,414	1,185,483
Due to broker	1,690,778	—	663,273
Interest rate swap contracts	5,900,800	433,170	5,719,800

        Included in the Statement of Operations are revenues and expenses resulting from various financing, capital markets transactions and loan sales transactions. The following table sets forth the related party revenues and expenses included in the respective captions on the Statement of Operations for the period from October 1, 2003 to December 31, 2003, the three months ended December 31,

2002 and for the years ended September 30, 2003, 2002 and 2001. The amounts reflect the related party transactions with Goldman, Sachs & Co., except where otherwise indicated and are as follows:

	Period from October 1, 2003 to December 21, 2003
			Year ended September 30,
		Three months ended December 31, 2002
			2003	2002	2001
		(unaudited)
Interest income on securities purchased under resale agreements	$—	$46,136	$182,892	$122,346	$759,587
Gain on sale of loans-fee expense	—	—	(1,414,936)	(1,434,274)	—
Loss on sale of retained interests net of other than temporary decline in value	—	—	—	(19,238)	—
Change in value of interest rate swap contracts	283,170	(775,441)	(529,094)	(4,963,311)	(6,826,068)
Gain (loss) on securities sold, but not yet purchased	—	(1,033,025)	1,079,799	(857,174)	(1,403,183)
Interest expense on borrowings ($675,739 and $16,580 for the period from October 1, 2003 to December 21, 2003, $475,524 and $13,553 for the three months ended December 31, 2002, $1,800,037 and $66,535 in fiscal 2003, $1,876,102 and $63,548 in fiscal 2002 and $1,135,724 and $38,121 in fiscal 2001 related to SunAmeria, Inc. and Falcon Auto Venture, LLC, respectively)	964,602	1,368,058	3,666,609	3,815,752	2,309,569
Interest expense on securities sold,but not yet repurchased	—	181,671	1,252,746	503,624	1,161,018
Facility fee expense ($228,125 for the period from October 1, 2003 to December 21, 2003, $46,875 for the three months ended December 31, 2002, $187,500 in fiscal 2003, $192,500 in fiscal 2002 and $187,500 in fiscal 2001, related to SunAmerica, Inc.)	456,250	93,750	375,000	385,000	375,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A. CONTROLS AND PROCEDURES

        As of December 31, 2003, our principal executive officer and our principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, or Exchange Act, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms. The officers have also concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrections with regard to significant deficiencies and material weaknesses. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to December 31, 2003.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item regarding trustees and executive officers is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Shareholders Meeting to be held in 2004 (the "Proxy Statement") under the captions "Election of Trustees (Proposal 1)," "Executive Officers," "Meetings and Committees of the Board of Trustees" and "Executive Compensation and Other Information." The information required by this item regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Meetings and Committees of the Board of Trustees," and "Executive Compensation and Other Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Independent Public Accountants."

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

(a)(1) The following Consolidated Financial Statements of and report of independent public accountants for Falcon Financial Investment Trust are included in Item 8 of this Form 10-K:

Independent Auditors' Report

Consolidated Statements of Financial Position

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders'/Members' Equity (Deficit) and Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

Notes to Consolidated Statements of Financial Statements

(a)(2) The following consolidated financial statement schedules are filed as part of this report and attached hereto as page S-1 and S-2:

Schedule IV—Mortgage Loans on Real Estate

All other schedules for which provision is made in the applicable accounting regulations of the Commission have been included in the Consolidated Financial Statements of Falcon Financial Investment Trust or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit Index

Exhibit No.	Description
3.1*	Amended and Restated Declaration of Trust.
3.2*	Bylaws of the Company.
4.1*	Form of Common Share Certificate.
10.1*	Revolving Warehouse Financing Agreement, dated January 7, 1998, among Falcon Financial, LLC, SunAmerica Life Insurance Company, LaSalle National Bank and ABN AMRO Bank N.V.
10.2*	First Amendment to Revolving Warehouse Financing Agreement and Waiver, dated March 25, 1998, among Falcon Financial, LLC, SunAmerica Life Insurance Company, LaSalle National Bank and ABN AMRO Bank N.V.
10.3*	Second Amendment to Revolving Warehouse Financing Agreement, dated October 2, 1998, among Falcon Financial, LLC, SunAmerica Life Insurance Company, LaSalle National Bank and ABN AMRO Bank N.V.
10.4*	Third Amendment to Revolving Warehouse Financing Agreement, dated April 19, 1999, among Falcon Financial, LLC, SunAmerica Life Insurance Company, LaSalle National Bank and ABN AMRO Bank N.V.
10.5*	Fourth Amendment to Revolving Warehouse Financing Agreement, dated October 29, 2001, among Falcon Financial, LLC, SunAmerica Life Insurance Company, LaSalle National Bank and ABN AMRO Bank N.V.
10.6*	Fifth Amendment to Revolving Warehouse Financing Agreement, dated November 21, 2003, among Falcon Financial, LLC, SunAmerica Life Insurance Company, Bank of New York (as successor to LaSalle National Bank) and ABN AMRO Bank N.V.
10.7*	Amended and Restated Senior Subordinated Loan Agreement, dated January 7, 1998 among Falcon Financial, LLC, SunAmerica Life Insurance Company and Goldman Sachs Mortgage Company.
10.8*	First Amendment to Amended and Restated Senior Subordinated Loan Agreement, dated June 8, 1998 among Falcon Financial, LLC, SunAmerica Life Insurance Company and Goldman Sachs Mortgage Company.
10.9*	Second Amendment to Amended and Restated Senior Subordinated Loan Agreement, dated October 2, 1998 among Falcon Financial, LLC, SunAmerica Life Insurance Company and Goldman Sachs Mortgage Company.
10.10*	Third Amendment to Amended and Restated Senior Subordinated Loan Agreement, dated April 19, 1999 among Falcon Financial, LLC, SunAmerica Life Insurance Company and Goldman Sachs Mortgage Company.

10.11*	Fourth Amendment to Amended and Restated Senior Subordinated Loan Agreement, dated October 29, 2001, among Falcon Financial, LLC, SunAmerica Life Insurance Company and Goldman Sachs Mortgage Company.
10.12*	Fifth Amendment to Amended and Restated Senior Subordinated Loan Agreement, dated July 29, 2002, among Falcon Financial, LLC, SunAmerica Life Insurance Company and Goldman Sachs Mortgage Company.
10.13*	Junior Subordinated Loan Agreement, dated April 19, 1999, between Falcon Financial, LLC and Falcon Auto Venture, LLC.
10.14*	2003 Equity Incentive Plan.
10.15*	Employment Agreement dated November 14, 2003 between Falcon Financial Investment Trust and Vernon B. Schwartz.
10.16*	Employment Agreement dated November 14, 2003 between Falcon Financial Investment Trust and David A. Karp.
10.17*	Employment Agreement dated November 14, 2003 between Falcon Financial Investment Trust and Joseph L. Kirk, Jr.
10.18	Sixth Amendment to Revolving Warehouse Financing Agreement, dated March 22, 2004, among Falcon Financial Investment Trust (as successor to Falcon Financial, LLC), SunAmerica Life Insurance Company, Bank of New York (as successor to LaSalle National Bank) and ABN AMRO Bank N.V. (incorporated by reference to the registrant's Current Report on Form 8-K, filed with the SEC on March 25, 2004).
21.1*	List of Subsidiaries.
23.1	Consent of KPMG LLP.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

* Incorporated by reference to the registrant's registration statement on Form S-11, File No. 333-108603

(b)
Reports on Form 8-K.

(c)
Exhibits.

  Falcon Financial Investment Trust hereby files as part of this Form 10-K the Exhibits listed in the Index to Exhibits.

(d)
Consolidated Financial Statement Schedules.

  The following consolidated financial statement schedules are filed herewith:

  Schedule IV—Mortgage Loans on Real Estate

        Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in the Consolidated Financial Statements of Falcon Financial Investment Trust or notes thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FALCON FINANCIAL INVESTMENT TRUST
By:	/s/ VERNON B. SCHWARTZ Vernon B. Schwartz Chief Executive Officer and Chairman
Date: March 30, 2004
By:	/s/ DAVID A. KARP David A. Karp President and Chief Financial Officer
Date: March 30, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ VERNON B. SCHWARTZ Vernon B. Schwartz	Chief Executive Officer And Chairman (Principal Executive Officer)	March 30, 2004
/s/ DAVID A. KARP David A. Karp	President, Chief Financial Officer and Trustee (Principal Financial Officer)	March 30, 2004
/s/ JOHN E. WARCH John E. Warch	Senior Vice President And Controller (Principal Accounting Officer)	March 30, 2004
/s/ THOMAS F. GILMAN Thomas F. Gilman	Trustee	March 30, 2004
/s/ JAMES K. HUNT James K. Hunt	Trustee	March 30, 2004
/s/ MARYANN N. KELLER Maryann N. Keller	Trustee	March 30, 2004
/s/ GEORGE G. LOWRANCE George G. Lowrance	Trustee	March 30, 2004

Independent Auditors' Report

The Board of Trustees
Falcon Financial Investment Trust:

        Under date of March 26, 2004, we reported on the consolidated statements of financial position of Falcon Financial Investment Trust (the "Successor") as of December 31, 2003, and of Falcon Financial, LLC (the "Predecessor") as of September 30, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders'/members' equity (deficit) and comprehensive income (loss) and cash flows for the periods from December 22, 2003 to December 31, 2003 (Successor period), and from October 1, 2003 to December 21, 2003, and for each of the years in the three-year period ended September 30, 2003 (Predecessor periods), which are included in the Successor's 2003 Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Successor's 2003 Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
March 26, 2004

FALCON FINANCIAL INVESTMENT TRUST
SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE
December 31, 2003

Description (1)	# of Loans	Interest Rate	Final Maturity Year/Date	Periodic Payment Terms	Prior Mortgage Liens	Face Amount of Notes	Carrying Amount of Notes	Principal Amount of loans subject to delinquent principal or interest
Auto Dealership, FL	1	8.84%	April-2018	Interest and principal monthly	—	$18,500,000	$18,099,405	—
Auto Dealership, VA	1	9.47%	October-2018	Interest and principal monthly	—	14,100,000	14,029,648	—
Auto Dealership, SC	1	8.86%	April-2018	Interest and principal monthly	—	10,500,000	10,273,042	—
Auto Dealership, FL	1	9.23%	October-2018	Interest and principal monthly	—	10,000,000	9,948,977	—
Auto Dealership, NJ	1	8.14%	July-2018	Interest and principal monthly	—	10,000,000	9,858,610	—
Auto Dealership, KS	1	9.52%	December-2018	Interest and principal monthly	—	9,550,000	9,550,000	—
Auto Dealership, TN	1	8.87%	April-2023	Interest and principal monthly	—	9,000,000	8,890,329	—
Auto Dealerships, NY (2)	2	9.12%	April-2018	Interest and principal monthly	—	9,000,000	8,809,954	—
Auto Dealership, OH	1	8.40%	July-2018	Interest and principal monthly	—	7,300,000	7,199,214	—
Auto Dealership, MD	1	9.22%	October-2018	Interest and principal monthly	—	7,150,000	7,113,485	—
Auto Dealership, CA	1	9.24%	February-2011	Interest and principal monthly, Balloon payment $4,005,000	—	6,500,000	6,315,913	—
Auto Dealership, NY/PA	1	9.32%	May-2018	Interest and principal monthly	—	5,700,000	5,597,709	—
Auto Dealerships, various	3	various	various	Interest and principal monthly	—	9,050,000	8,882,294	—
Auto Dealership, GA	1	9.49%	December-2013	Interest and principal monthly, Balloon payment $1,470,000	—	3,277,500	3,277,500	—

	17					$129,627,500	$127,846,080

(1)
All loans represent first mortgages.
(2)
Represents two loans that are cross-defaulted and cross-guaranteed.

FALCON FINANCIAL INVESTMENT TRUST
SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE
December 31, 2003

Balance at October 1, 2000	$—
Additional during fiscal 2001:
New mortgage loans	150,330,067
Deductions during fiscal 2001:
Collections of principal	1,469,653

Balance at September 30, 2001	148,860,414
Additions during fiscal 2002:
New mortgage loans	100,113,000
Deductions during fiscal 2002:
Collections of principal	2,571,689
Cost of mortgages sold	140,427,407

Balance at September 30, 2002	105,974,318
Additions during fiscal 2003:
New mortgage loans	147,096,750
Deductions during fiscal 2003:
Collections of principal	6,149,256
Cost of mortgages sold	141,060,558

Balance at September 30, 2003	105,861,254
Additions during the three months ended December 31, 2003:
New mortgage loans	22,827,500
Deductions during the three months ended December 31, 2003:
Collections of principal	842,674

Balance at December 31, 2003	$127,846,080