Form 10-Q
period 2004-03-31
FALCON FINANCIAL INVESTMENT TRUST
filed 2004-05-17
CIK 1262001

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

FALCON FINANCIAL INVESTMENT TRUST

(Exact name of registrant as specified in its charter)

Commission file number 000-50509

Maryland	57-6208172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Commerce Road

Stamford, CT 06902

(Address of principal executive offices) (Zip code)

203-967-0000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒        No    ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐      No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of May 17, 2004)

COMMON SHARES, $0.01 PAR VALUE	15,985,800 SHARES

FALCON FINANCIAL INVESTMENT TRUST AND PREDECESSOR

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FALCON FINANCIAL INVESTMENT TRUST AND PREDECESSOR

Consolidated Statements of Financial Position

	Company March 31, 2004	Company December 31, 2003
	(unaudited)
ASSETS
ASSETS:
Cash and cash equivalents	$32,612,892	$25,645,578
Loans receivable, net of allowance for possible loan losses of $1,318,368 and $1,086,692, respectively	151,888,877	126,076,622
Retained interests in loan securitization	7,386,747	7,239,136
Due from broker	2,380,000	—
Accrued interest receivable	1,003,182	994,821
Restricted cash	2,226,193	2,657,660
Property and equipment, net	427,775	335,860
Prepaid expenses and other assets	809,685	1,497,245

Total assets	$198,735,351	$164,446,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES :
Borrowings	$74,235,213	$53,475,879
Accrued interest payable	171,366	255,707
Interest rate swap contracts	2,929,733	(389,783)
Customer deposits	61,325	140,276
Hold back of loan proceeds	2,226,193	2,657,660
Accounts payable and accrued liabilities	1,005,756	2,405,496

Total liabilities	80,629,586	58,545,235

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred shares, $0.01 par value, 50,000,000 authorized none issued and outstanding	—	—
Common shares, $0.01 par value, 100,000,000 authorized 15,985,800 and 14,105,800 issued and outstanding, respectively	159,858	141,058
Additional paid in capital	123,679,281	108,020,597
Unearned compensation	(2,650,902)	(2,840,827)
Accumulated deficit	(1,637,116)	(1,090,858)
Accumulated other comprehensive income (loss)	(1,445,356)	1,671,717

Total stockholders’ equity	118,105,765	105,901,687

Total liabilities and stockholders’ equity	$198,735,351	$164,446,922

See accompanying notes to consolidated financial statements

FALCON FINANCIAL INVESTMENT TRUST AND PREDECESSOR

Consolidated Statements of Operations

(unaudited)

	Company Three Months Ended March 31, 2004	Predecessor Three Months Ended March 31, 2003
REVENUES:
Interest income on loans.	$2,948,798	$1,647,017
Interest income on securities purchased under resale agreements - related party	—	22,732
Interest income from retained interests	304,474	355,893
Gain on sale of loans	—	10,696,524
Gain on sale of retained interests	—	265,352
Gain on securities sold, but not yet purchased - related party	—	1,081,269
Change in value of interest rate swap contracts	(65,483)	678,816
Income from loan servicing	112,580	97,842
Interest and other income	106,746	18,317
Total revenues.	3,407,115	14,863,762

EXPENSES:
Interest expense on borrowings	436,354	187,487
Interest expense on borrowings - related party	—	672,542
Interest expense on securities sold, but not yet repurchased - related party	—	149,304
Provision for possible loan losses	231,676	—
Facility fee expense	750,000	93,750
Salaries and benefits	1,414,219	867,440
Professional fees.	280,918	86,433
General and administrative	479,063	234,714
Advertising and promotion	330,974	241,238
Depreciation and amortization.	30,169	35,248

Total expenses	3,953,373	2,568,156
Net (loss) income	$(546,258)	$12,295,606

Net loss per share - basic and diluted	(0.04)

Weighted average shares outstanding:
Basic	15,003,159
Diluted	15,041,098

See accompanying notes to consolidated financial statements.

FALCON FINANCIAL INVESTMENT TRUST AND PREDECESSOR

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

For the three months ended March 31, 2004

(unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings (Accumlated Surplus)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	Par Value ($ 0.01 per share)
BALANCE, December 31, 2003	14,105,800	$141,058	$108,020,597	$(2,840,827)	$(1,090,858)	$1,671,717	$105,901,687

Net loss					(546,258)		(546,258)	$(546,258)

Overallotment Transaction on February 2, 2004:
Issuance of shared in connection with overallotment	1,875,000	18,750	16,856,250				16,875,000
Underwriters’ Fee and Offering expenses			(1,246,316)				(1,246,316)
Issuance of restricted shares to Employees and Trustees, net	5,000	50	48,750	(48,800)			—

Amortization of unearned compensation				238,725			238,725

Unrealized losses on hedging transactions						(3,254,033)	(3,254,033)	(3,254,033)

Unrealized gain on retained interests in securitizations						136,960	136,960	136,960

Comprehensive loss								$(3,663,331)

BALANCE, March 31, 2004	15,985,800	$159,858	$123,679,281	$(2,650,902)	$(1,637,116)	$(1,445,356)	$118,105,765

See accompanying notes to consolidated financial statements.

FALCON FINANCIAL INVESTMENT TRUST AND PREDECESSOR

Consolidated and Combined Statements of Cash Flows

(unaudited)

	The Company Three months ended March 31, 2004	The Predecessor Three months ended March 31, 2003
Cash flows from operating activities
Net (loss) income	$(546,258)	$12,295,606
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of loans	—	(10,696,524)
Gain on sale of retained interests	—	(265,352)
Depreciation and amortization - property and equipment	30,169	35,248
Depreciation and amortization - deferred origination fees, net of expense	(32,939)	(22,242)
Provision for possible loan losses	231,676	—
Amortization of deferred compensation	238,725	—
(Accretion)/amortization of (discount)/premium on retained interests	10,651	(26,314)
Changes in operating assets and liabilities:
Increase in securities sold, but not yet purchased - related party	—	8,812,177
Increase in interest rate swap contracts - related party	—	(5,900,800)
Increase in securities purchased under resale agreements - related party	—	(8,656,620)
(Decrease) increase in due from broker	(2,380,000)	6,440,000
(Increase) decrease in accrued interest receivable	(8,361)	1,106,674
Decrease (increase) in prepaid expenses and other assets	687,560	(228,603)
Decrease in due to broker - related party	—	(1,644,647)
(Decrease) increase in accrued interest payable	(84,341)	114,500
Decrease in accrued interest payable - related party	—	(1,855,829)
(Decrease) increase in customer deposits	(78,951)	53,498
Decrease in accounts payable and accrued liabilities	(1,399,759)	(197,826)
Net cash used in operating activities	(3,353,110)	(637,052)
Cash flows from investing activities:
Disbursements for loan originations, net of fees received	(26,990,253)	(38,747,329)
Repayments of loans	1,045,466	681,087
Net proceeds from sale of retained interests	—	2,983,560
Net proceeds from sale of loans	—	145,464,590
Net purchases of property and equipment	(122,006)	(4,294)
Net cash (used in) provided by investing activities	(26,066,793)	110,377,614
Cash flows from financing activities:
Proceeds from overallotment	16,875,000	—
Payment of overallotment expenses	(1,246,316)	—
Borrowings from warehouse line of credit	21,804,000	35,834,000
Repayments of warehouse line of credit	(1,045,467)	(130,185,825)
Borrowings from subordinated loans	—	4,934,135
Repayments of subordinated loans	—	(19,905,820)
Borrowings from interest capitalization notes	—	69,043
Net cash provided by (used in) financing activities	36,387,217	(109,254,467)
Net increase in cash and cash equivalents	6,967,314	486,093
Cash and cash equivalents, beginning of preiod	25,645,578	610,430
Cash and cash equivalents, end of period	$32,612,892	$1,096,523
Supplemental disclosure of cash flow information:
Interest paid	$520,695	$2,601,358

FALCON FINANCIAL INVESTMENT TRUST AND PREDECESSOR

Notes to Consolidated Financial Statements

(unaudited)

(1) Organization

Falcon Financial Investment Trust (the “Trust”) is a fully integrated, self-advised finance company focused solely on the business of originating and servicing loans to automotive dealers in the United States. The Trust was formed as a Maryland Real Estate Investment Trust (“REIT”) on August 27, 2003. The Trust was formed to address the specialized capital needs of the automotive retailing industry. The Trust commenced operations on December 22, 2003 when it completed its initial public offering (“IPO”) and concurrently consummated certain other formation transactions, including a merger with Falcon Financial, LLC (the “Predecessor”).

The IPO consisted of the sale of 12,500,000 common shares to the public at a price of $9 per share, generating gross proceeds of $112.5 million. The aggregate proceeds to the Trust, net of underwriters’ discount and offering costs, was approximately $102.4 million. Concurrent with the IPO, the Trust issued 1,287,500 common shares to the owners of its Predecessor as part of the formation transaction in acquiring the assets and assuming the liabilities of the Predecessor. Also concurrently with the IPO, the Trust issued 318,300 restricted shares as part of its Equity Incentive Plan to its independent trustees, trustee nominees, members of senior management and other employees. The total number of common shares outstanding immediately following the IPO was 14,105,800. In February 2004, the underwriters exercised the over-allotment and the Trust sold an additional 1,875,000 common shares to the public at a price of $9 per share. The aggregate proceeds to the Trust, net of underwriters’ discount and offering costs, was approximately $15.6 million, bringing the total aggregate net proceeds of the IPO to approximately $118.0 million. The total number of common shares outstanding immediately following the over-allotment was 15,985,800, which includes an additional 5,000 restricted shares issued in connection with the Equity Incentive Plan.

The Predecessor was owned by Falcon Auto Venture, LLC (40%), SunAmerica, Inc. (30%), and MLQ Investors, LP (an affiliate of Goldman, Sachs & Co.) (30%). Members of the senior management of the Trust owned an 86% interest in Falcon Auto Venture, LLC. Subsequent to the IPO, owners of the Predecessor collectively owned 10.3% of the Trust, with no individual owning greater than 5%.

Concurrently with the completion of the IPO, the Trust authorized 50 million preferred share of beneficial interest. No preferred shares have been issued.

The Trust utilized its net proceeds of $102.4 million to repay $77.8 million in borrowings. After repayment of certain borrowings, the Trust had $24.6 million in available cash immediately following the IPO.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The unaudited consolidated financial statements presented herein include all of the accounts of the Trust and its wholly owned subsidiary Falcon Financial II, LLC (collectively, the “Company”) which commenced operations on December 22, 2003. For periods prior to that time, this report includes the financial statements of the Predecessor and its subsidiary. All intercompany transactions and account balances have been eliminated in consolidation.

The accompanying unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America, commonly referred to as GAAP, for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission, commonly referred to as the SEC. Accordingly, they do not include all of the information and footnotes for complete GAAP financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position at March 31, 2004 and December 31, 2003 and the results of its operations, changes in shareholders’/members’ equity and its cash flows for the three months ended March 31, 2004 and 2003.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto, included in the Company’s transition report on Form 10-K for the transition period from October 1, 2003 to December 31, 2003.

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

(c) Loans, net

The Company originates loans that are underwritten with the intention of securitizing the receivables in a financing transaction, which will be accounted for as secured borrowings under the provisions of SFAS Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, and carry the loans on the statement of financial position to maturity. The loans receivable are stated at their principal amount outstanding, less net deferred loan fees, unearned discounts and allowance for loan losses. Nonrefundable origination fees less certain related direct costs associated with the origination of the loans are deferred and amortized into interest income over the term of the loan using a method that approximates the interest method.

All loans originated by the Predecessor were underwritten with the intention of securitizing and selling the portfolio and are carried at the lower of cost or market value on the statement of financial position. The amount (if any) by which the cost exceeds the fair value is recorded in a valuation allowance. Changes in the valuation allowance are recorded in the statement of operations. As of March 31, 2003, no valuation allowance was deemed necessary.

(d) Allowance for Loan Losses

The allowance for loan losses is based on a periodic analysis of the loan portfolio and in management’s judgment, reflects an amount that is adequate to absorb losses inherent in the existing portfolio. In evaluating the portfolio, management considers a variety of factors such as the size of the portfolio, prior loss experience, current and potential risks of the loan portfolio, present financial condition of the borrower, current economic conditions and other portfolio risk characteristics. Provisions for loan losses are charged to operations. Loans, including impaired loans, are charged against the allowance for loan losses when actual losses have been established.

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loss from impairment represents the amount by which a creditor’s recorded investment in a loan exceeds the present value of the expected future cash flows from the loan discounted at the loan’s effective interest rate (including the fair value of the collateral that may be part of the loan).  Losses for which such provisions for impairment are made, unless applied as a write-down of the recorded investment in the loan, represent a portion of the creditor’s allowance for loan losses.

(e) Retained Interests in Loan Securitizations

The Predecessor accounted for its loan securitizations in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement 125. When the Predecessor sold loans in a securitization, it may retain one or more subordinated certificates from the certificates issued.  Securitizations may be structured in various ways but generally conform to a common model.  Typically, an issuer sells a portfolio of loans to a special-purpose entity established for the sole purpose of purchasing and reselling the loans to a securitization trust.  The securitization trust then may issue bonds or certificates collateralized by the loans transferred to the securitization trust.  The proceeds received from these bonds or certificates are used to purchase the loans from the issuing entity.  The gain on the sale of loans is the difference between the proceeds from the sale of loans (net of related sale costs) and the allocated carrying amount of the receivables sold, including deferred origination fees and costs.  The Predecessor determined the carrying amount by allocating the total carrying amount of the loans sold between the portion sold and the interests retained based on each portion’s relative fair values at the time of the securitization. Assumptions used in calculating the estimated fair value of such retained interests are subject to volatility that could materially affect operating results.

Retained interests in securitizations are accounted for as available for sale securities and are carried at estimated fair value, with unrealized gains or losses included in members’ equity (accumulated other comprehensive income or loss). The Company is not aware of an active market for the purchase and sale of these retained interests at this time; accordingly, the Company estimates the fair value of the retained interest by calculating the present value of the estimated expected future cash flows received by the Company after being released by the securitization trust, using a discount rate commensurate with the risk involved taking into consideration the results of sales of certificates owned by the Company to third parties. The cash flows being discounted are adjusted for estimated net losses due to defaults or prepayments. The Company has experienced four defaults (of which one has been fully resolved, one has cured the default and two are pending resolution) and no prepayments in its retained interests in securitizations at March 31, 2004. All other loans are current.

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

Changes in the fair value of the retained interests resulting from changes in the timing of cash flows to be received by the Company or changes in market interest rates are adjusted through other comprehensive income in members’ equity. Reductions in the estimated aggregate cash flows to be received by the Company, caused by defaults or prepayments that result in a reduction to the fair value of the retained interests, are considered an other than temporary impairment and are recognized through a charge to expense in that period.

(f) Restricted Cash and Holdback of Loan Proceeds.

The Company maintains various escrow accounts on behalf of its borrowers to fund work that needs to be performed on the borrower’s property as a condition to the loan agreement. At March 31, 2004 and December 31, 2003 the Company held $2,226,193 and $2,657,660, respectively, of cash collateral for the completion of those projects.

(g) Interest, Fees and Direct Costs on Loans

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

(h) Servicing Income

Under servicing agreements for all Company securitizations, servicing fees for loans in good standing are accrued monthly based upon the then outstanding principal balances on loans serviced.  The Company acts as primary servicer and special servicer with respect to loans securitized. A subsidiary of the Bank of New York acts as Master Servicer. The Company earns a servicing fee of 0.085% per annum (0.095% on the Company’s most recently completed securitization in 2003) of the outstanding loan balance with respect to each loan serviced in its capacity as primary servicer. As special servicer, the Company will earn a servicing fee of 0.25% per annum of the outstanding balance of each loan in default. Servicing fees on defaulted loans are earned and paid monthly once a loan enters default status. Currently, there are two loans in default.  Fees received for loan servicing approximate the actual cost of servicing.

(i) Securities Sold, But Not Yet Purchased

The Predecessor entered into certain transactions (short sales and purchases, and securities resale and repurchase agreements) to mitigate the effects that changes in interest rates and credit spreads have on the fair value of its fixed rate loan portfolio held for sale. In connection with the Predecessor’s short sales, its obligation to deliver the securities to Goldman, Sachs & Co. is recorded in the statement of financial position under the caption “Securities sold, but not yet purchased”. This liability is carried at market value with any unrealized gain or loss recorded in the statement of operations. The related interest expense is recorded in the income statement of operations over the period held.

(j) Securities Purchased Under Resale Agreements

Purchases of securities under agreements to resell and sales of securities under agreements to repurchase are accounted for as secured lending and financing transactions, respectively. In connection with the Predecessor’s purchase contracts, its obligation to resell the securities to Goldman, Sachs & Co. is recorded in the Statement of Financial Position under the caption Securities purchased under resale agreements. These assets are carried at the amounts at which the identical securities will be subsequently resold as specified in the agreements, generally at market value. The related interest income is recorded in the statements of operations over the contract period.

(k) Interest Rate Swap Contracts

The Company enters into forward interest rate swap contracts as a means of mitigating the impact that changes in interest rates and credit spreads have with respect to the forecasted issuance of long term debt. The contracts are evaluated at inception and on an on-going basis in order to determine whether the contracts qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting treatment. Forward starting interest rate swaps accounted for cash flow hedges are carried on the statement of financial position at fair value with changes in their fair value recorded in accumulated other comprehensive income (loss). Any ineffectiveness which arises during the hedging relationship is recognized in interest expense during the period in which it arises.

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

Depreciation expense for the three months ended March 31, 2004 and 2003 was $30,169 and $35,248, respectively.

(m) Equity incentive and Option plan

Immediately prior to the IPO, the Company adopted an equity incentive plan and issued restricted common shares to its executives, employees and non-employee trustees. Deferred compensation expenses were recorded by the Company as reduction to stockholders’ equity and charged to compensation expense on a straight-line basis over the vesting period of three years.

The options of the Predecessor were recorded based on the fair value method as prescribed in SFAS 123, Accounting for Stock-Based Compensation. The option plan was terminated prior to the formation transaction on December 22, 2003.

(n) Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) and certain amounts reported directly in stockholders’ equity, such as net unrealized gain or loss on retained interests in securitizations and the change in the fair value of cash flow hedges. The Company has reported comprehensive income (loss) in the statements of changes in stockholders’ equity.  Accumulated other comprehensive income (loss) reported in the statements of financial position as of March 31, 2004 and December 31, 2003, represents the accumulated unrealized gain on retained interests in securitizations and interest rate swaps accounted for as cash flow hedges.

(o) Income Taxes

The Company has elected to be treated as a real estate investment trust (hereafter “REIT”) for federal income tax purposes. To maintain its status as a REIT, the Company must comply with the REIT provisions of the Internal Revenue Code of 1986, as amended (hereafter “IRC”). If the Company distributes 90% of its taxable income to its shareholders and satisfies the various REIT asset, income, stock ownership and other tests under the IRC, the Company generally will not be subject to federal income tax. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies as a REIT, it may be subject to federal income tax and excise tax on its undistributed taxable income and may also be subject to state and local income taxes.  The Company’s subsidiary, Falcon Financial II, LLC is a taxable REIT subsidiary (“TRS”) for federal income tax purposes and is fully taxable at normal corporate tax rates.

(p) Loss per Share

The Company calculates basic earnings per share by dividing net income (loss) for the period by the weighted-average shares of its common stock outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as unvested restricted shares, based on the average share price for the period in determining the number of incremental shares that are added to the weighted-average number of shares outstanding using the treasury stock method.

(q) Reclassifications

Certain items from prior years have been reclassified to conform with the 2004 classifications.

(r) Recent Accounting Developments

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46 ‘‘Consolidation of Variable Interest Entities.’’ FIN No. 46 requires a company to consolidate a variable interest entity (VIE) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as SPEs. FIN No. 46, as amended by FIN No. 46-6 “ Effective Date of FASB Interpretation 46” which was released by FASB in October 2003, is effective for public companies in the first interim or annual period ending after December 15, 2003, if certain conditions are met.  The Company must apply the standards of FIN No. 46 in its year end September 30, 2004 financial statements.  Adoption of this new accounting standard did not have a material effect on the Company’s financial condition or results of operations.

(3) Loans and Loans Held for Sale

Loans as of March 31, 2004 and December 31, 2003 are summarized as follows:

	March 31, 2004	December 31, 2003
Franchise mortgage loans	$154,056,613	$127,846,080
Less: Net deferred loan origination fees and initial direct costs	849,368	682,766
Allowance for possible loan losses	(1,318,368)	(1,086,692)
Loans, net	$151,888,877	$126,076,622

Loans receivable at March 31, 2004 are comprised of fixed-rate loans with interest rates ranging between 7.18 % and 9.52%. Maturity dates range from February 1, 2011 to April 1, 2023 with 70.4% maturing during 2018. Five loans totaling approximately $36.8 have balloon payments of approximately $4.0 million on February 1, 2011, approximately $1.5 million on December 1, 2013, approximately $2.0 million on March 1, 2014 and approximately $17.1 million on April 1, 2014. There are 20 borrowers located in 16 states. Approximately 44.6% of the principal balance of the loans are to six borrowers located in three states (Florida-18.1%, Tennessee-13.9% and Ohio-12.6%). There are no other concentrations greater than 10% in any other state or to any individual borrower.

Loans receivable at December 31, 2003 are comprised of fixed-rate loans with interest rates ranging between 8.14 % and 9.52%. Maturity dates range from February 1, 2011 to April 1, 2023 with 78.9% maturing during 2018. Two loans totaling approximately $9.6 have balloon payments of approximately $4.0 million on February 1, 2011 and approximately $1.5 million on December 1, 2013. There are 17 borrowers located in 15 states. Approximately 33.13% of the principal balance of the loans are to three borrowers located in two states (Florida-22.1% and Virginia-11.03%). There are no other concentrations greater than 10% in any other state or to any individual borrower.

The Company originates franchise mortgage loans secured by automotive dealerships, including real estate and improvements (real collateral), parts inventory, and blue-sky value (business asset collateral). Blue-sky, or franchise value, is an intangible asset that is a function of, among other things, the business reputation, brand strength, financial strength, and market share of the dealership. The Company also originates mortgage loans secured by real collateral.  The Company’s liens on business asset collateral may be subordinated in whole or in part to liens held by other lenders.

There were no loans with unpaid principal or interest balances contractually past due or on non-accrual status as of March 31, 2004 and December 31, 2003.

(4) Allowance for Possible Loan Losses

The Company establishes an allowance for possible loan losses to reserve for losses inherent in its loan portfolio. The following summarizes the activity in the allowance for possible loan losses for the period from December 31, 2003 through March 31, 2004:

Balance at December 31, 2003	$1,086,692
Provision for possible loan losses	231,676
Balance at March 31, 2004	$1,318,368

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

The Predecessor entered into certain transactions (short sales and purchases, securities resale and repurchase agreements, and interest rate swaps) to mitigate the effect that changes in interest rates and credit spreads have on the fair value of its fixed rate loan portfolio held for sale. Periods of rising interest rates and widening credit spreads decrease the fair value of the loan portfolio held for sale.  Generally, the Predecessor entered into these transactions when the rate was locked on a pending loan just prior to the closing of the loan.  The new loan was added to the pool of loans being held for sale and the pool then reviewed to determine what, if any, additional hedging transaction was to be executed.  Generally, the Predecessor shorted U.S. Treasuries and invested the proceeds in repurchase agreements with Goldman, Sachs & Co. with U.S. Treasury notes as the underlying securities. In swap transactions, the Predecessor generally entered into an interest rate swap contract, receiving a floating rate of interest and paying a fixed rate of interest. The term of the swap contracts was determined by duration of the loans held for sale pool. The Predecessor had a contractual obligation to settle the repurchase and swap agreements with Goldman, Sachs & Co. at the current fair value on the repurchase date. These contracts have been recorded as free standing derivatives with changes in fair value recorded in earnings.

As of March 31, 2004, the Company had four forward starting interest rate swap contracts accounted for as cash flow hedges on which the Company pays fixed and received floating.  The contracts had a total notional amount of $94,271,976 and a fair value of ($2,929,733). There was no accrued interest on these contracts at March 31, 2004. The contracts had maturity dates ranging from April 1, 2014 to December 1, 2016. Fixed interest rates ranged from 4.045% to 4.815% and a floating rate of 1.10%.

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

As of March 31, 2004 and December 31, 2003, included in accumulated other comprehensive income (loss) for the forward starting interest rate swap contracts was ($2,864,250) and $389,783, respectively.  The balance at March 31, 2004 is net of $65,483 that was reclassified to the statement of operations for ineffectiveness in the hedge relationship.

(6) Loan Securitization

Through a special purpose bankruptcy remote subsidiary, the Predecessor entered into securitization transactions that qualified as sales for financial reporting purposes, resulting in off-balance sheet accounting treatment. The Predecessor retained rated and nonrated certificates issued in connection with the securitization transaction.

In February 2003, the Predecessor completed Falcon Auto Dealership Loan Trust Certificates 2003-1, securitizing loans with a principal balance of $141,060,558, receiving net proceeds (after the payment of expenses) of  $145,464,590 and retaining rated and non-rated certificates with an allocated book value of $4,962,378 and a fair value of $5,431,623. The securitization transaction resulted in a pretax gain of $10,696,524. The proceeds from the securitization were used to pay down borrowings outstanding under the warehouse line of credit and the senior subordinated loan.

In February 2003, the Predecessor sold 100% of its rated retained interest in the 2003-1 Trust to a third party. The Predecessor received proceeds of $2,983,560 and realized a gain of $265,352.

In August 2003, a delinquency was experienced in the 2003-1 Trust for a loan with an unpaid principal balance of approximately $9.5 million. The loan defaulted in September 2003 and the Predecessor estimated that there would be an other than temporary reduction in the aggregate cash flows that the Predecessor expects to receive from the 2003-1 Trust for its unrated retained interest.  Accordingly, the Predecessor charged $422,477 to expense, which was the amount considered to be other than temporary decline in the Predecessor’s fair value of the unrated retained interest. This estimated reduction in aggregate cash flows was based on management’s assessment of the amounts it would ultimately collect on the defaulted loan.

In October 2003, Moody’s downgraded the Class A-1 and A-2 certificates in the 2003 securitization from From Aaa to Aa1, the Class B certificates from Aa2 to Aa3, the Class C certificates from A2 to A3, the Class D certificates from Baa2 to Baa3, the Class E certificates from Ba2 to Ba3, and the Class F certificates from B3 to Caa2. In November 2003, Moody’s further downgraded the the Class A-1 and A-2 certificates in this securitization from Aa1 to Aa2, the Class B certificates from Aa3 to A1, the Class C certificates from A3 to Baa1, the Class D certificates from Baa3 to Ba1, the Class E certificates fromBa3 to B3, and the Class F certificates from Caa2 to Caa3. In November 2003, Fitch Ratings downgraded the Class E certificates in this securitization from BB to B+ and the Class F certificates from B to CC. Additionally, Fitch Ratings placed the Class B, C, D, E and F certificates on rating watch for potential downgrade. Fitch Ratings affirmed the Class A certificates at AAA.  There have been no other ratings downgrades subsequent to November 2003.

In January 2004, a delinquency was experienced in the 2001-1 Trust for a loan with an unpaid principal balance of approximately $2.5 million. The loan defaulted in January 2004 and the Company estimated that there would be an other than temporary reduction in the aggregate cash flows that the Company expects to receive from the 2001-1 Trust for its unrated retained interest. While this delinquency resulted in an estimated $0.2 million reduction in the value of the retained interest on the 2001-1 Trust, it was offset by unrealized gains in accumulated other comprehensive income for the 2001-1 transaction and accordingly, did not result in a charge to the statement of operations. This estimated reduction in aggregate cash flows was based on management’s assessment of the amounts it would ultimately collect on the defaulted loan. The real estate collateral for this loan was foreclosed upon.

For the 1999-1 Trust, 2000-1 Trust, 2001-1 Trust and the 2003-1 Trust, the Master Servicer fee rate was 0.065% (0.055% on the 2003-1 Trust), the Primary Servicer fee rate was 0.085% (0.095% on the 2003-1 Trust) and the Trustee fee rate was 0.010%.

The activity related to the Company’s retained interests for the three months ended March 31, 2004 is as follows:

Three Months ended March 31, 2004
Balance at beginning of period	$7,239,136
Interest income recorded	304,474
Cash received	(293,823)
Fair value adjustments	136,960
Balance at end of period	$7,386,747

The Company’s key assumptions used to value the retained interests at March 31, 2004 are the loss/prepayment rate over the life of the transaction (which range from 3.10% to 5.88%), and the discount rates applied to the future cash flows (which range from 14.37% to 18.80%).  These assumptions are consistent with the assumption used at December 31, 2003 to value the retained interests.  The result of changing the key economic and sensitivity of the current fair value of retained interest to an immediate 10% and 20% adverse change in those assumptions would not be materially different than those previously discussed in the Company’s Transition Report on Form 10-K for the transition period ended December 31, 2003.

As of March 31, 2004 and December 31, 2003 net unrealized gains for the Company's retained interests in securitizations included in accumulated other comprehensive income (loss) was $1,418,893 and $1,281,933, respectively.

(7) Borrowings

The Predecessor entered into a $150 million Revolving Warehouse Financing Agreement dated January 7, 1998 (the “Warehouse Loan Agreement”) with ABN AMRO Bank, N.V., as lender, and SunAmerica Life Insurance Company or SALIC (an affiliate of SunAmerica, Inc.), as guarantor (collectively, the “Lenders”), solely for the purpose of originating loans.  SALIC, along with Goldman Sachs Mortgage Company (an affiliate of Goldman, Sachs & Co.), as a result of a participation agreement between two entities, were the guarantors of the Warehouse Loan Agreement.  As guarantors, each of the entities was paid fees of $197,998.  The fees are shown on the statements of operations within the caption “interest expense—related party.”  The maturity date is October 1, 2004.  This credit facility was collateralized by the loans held for sale.  The Company is required to make prepayments under the warehouse facility under certain circumstances.  Among other things, in the event that a customer defaulted on a scheduled loan payment that is not cured within 30 days, such loan was to be treated as a defaulted receivable and the Company required to prepay the outstanding principal amount of the borrowings incurred under the warehouse facility in respect of such defaulted receivable.  Interest was calculated using a 30 day commercial paper rate plus 300 basis points until December 22, 2003, when it was reduced to a 30 day commercial paper rate plus 200 basis points (which includes amounts paid to the guarantors as described above.)  The interest rates as of March 31, 2004 and December 31, 2003 were 3.03% and 3.09%, respectively. The outstanding balance as of March 31, 2004 and December 31, 2003 was $74,235,213 and $53,475,879, respectively.  On April 28, 2004, the outstanding balance under the Warehouse Loan Agreement was paid in full and the Warehouse Loan Agreement was terminated, as described below in Note 10 - Subsequent Events.

The Company entered into a $19.3 million Amended and Restated Senior Subordinated Loan Agreement dated January 7, 1998, with Goldman Sachs Mortgage Company and SALIC. The agreement provided for a $5.0 million working capital loan, a $2.0 million hedge loan and $12.3 million for loan originations. The interest rate on the senior subordinated loan was 12%, with 9% payable in cash and 3% accrued and capitalized. This loan was paid-in-full on December 23, 2003 and the loan terminated.

The Predecessor entered into a $0.5 million Junior Subordinated Loan Agreement dated April 19, 1999 with Falcon Auto Venture, LLC. The agreement provided for a $0.5 million working capital loan.  The interest rate on the junior subordinated loan was 12%, with 9% payable in cash and 3% accrued and capitalized. This loan was paid-in-full on December 23, 2003 and the loan terminated.

The Warehouse Loan Agreement required that the Company maintain certain financial covenants related to aggregate indebtedness, net income, net worth, leverage ratio, capital expenditures and lease commitments.  In addition, the Warehouse Loan Agreement also specified various events (“Termination Events”) that would allow the Lenders to terminate the warehouse facility in its entirety should one of these events occur, including, among other things, (i) a material adverse change in the Company’s business, financial condition or prospects or (ii) a downgrade or other impairment of the rating of any notes issued in the Company’s securitization transactions.  In October 2003 and November 2003, the notes issued in the Company’s Falcon Trust Series 2003-1 securitization were downgraded by the ratings agencies.  The Company received a waiver from the Lenders for this Termination Event.

(8) Equity Incentive and Option Plan

In November 2003, the Company adopted the 2003 Equity Incentive Plan to provide incentives to employees, non-employee trustees and other service providers to stimulate their efforts toward the Company’s continued success, long-term growth and profitability and to attract, reward and retain key personnel. The plan approved 725,658 restricted common shares reserved for issuance, of which 318,300 were issued immediately prior to the closing of the IPO, with the remaining 407,358 shares available for future issuance. The 318,300 shares issued were valued at the IPO price of $9 per share and recorded in equity under the caption of unearned compensation. During the three months ended March 31, 2004, 10,000 additional shares valued at $9.38 per share were issued and 5,000 shares were retired bringing the outstanding restricted shares to 323,300.  The shares vest over three years and will be amortized into the statement of operations as compensation expense ratably over the vesting period.

In September 1999, the Predecessor adopted the Falcon Financial, LLC Option Plan. The Predecessor granted certain employees options, which generally expired 10 years from the grant date, to purchase membership interests in the Predecessor at prices not less than the market value of the membership interests on the grant date. Option exercise prices were determined by reference to comparable public company market values and earnings multiples. Options vested at a rate of 20% per year beginning one year after the date of hire. The Predecessor did not incur an expense associated with the option plan for the three months ended March 31, 2003. The plan was terminated prior to the formation transaction on December 22, 2003 and thru that date no options had been exercised.

(9) Commitments and Contingencies

(a) Financial Instruments with Off-Balance Sheet Risk

The Company’s financial instruments with off-balance sheet risk were limited to fixed-rate mortgage loan origination commitments with total contractual amounts of $0 and $2.2 million as of March 31, 2004 and December 31, 2003, respectively. These instruments involve elements of credit risk and interest rate risk in addition to the amounts recognized in the statements of financial position. The contractual amounts represent the Company’s maximum potential exposure to credit loss but do not necessarily represent future cash requirements since certain commitments may expire without being funded. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Commitments are subject to the Company’s credit approval process, including a case-by-case evaluation of the customer’s creditworthiness and related collateral requirements. The Company collected cash deposits in connection with these commitments of $0 and $19,534, as of March 31, 2004 and December 31, 2003, respectively.

(10) Related Party Transactions

The Company is involved in significant financing, risk management and other transactions, and has had significant related party balances, with Goldman, Sachs & Co. (an affiliate of MLQ Investors, LP), SunAmerica, Inc. and Falcon Auto Venture, LLC, both directly and indirectly through affiliates and subsidiaries of the entities. The Company enters into these transactions in the ordinary course of business and believes that the terms of these transactions are on market terms that could be obtained from unrelated third parties. As of December 22, 2003 after the IPO transaction, the aforementioned related parties are no longer considered related parties as their ownership of the Company has been significantly reduced (less than 5%).

Included in the Statement of Operations are revenues and expenses resulting from various financing, capital markets transactions and loan sales transactions. The following table sets forth the related party revenues and expenses included in the respective captions on the Statement of Operations for the three months ended March 31, 2003. The amounts reflect the related party transactions with Goldman, Sachs & Co., except where otherwise indicated and are as follows:

Three months ended March 31,2003
Interest income on securities purchased under resale agreements	$22,732
Gain on sale of loans-fee expense	(1,414,936)
Change in value of interest rate swap contracts	678,816
Gain on securities sold, but not yet purchased	1,081,269
Interest expense on borrowings ($328,099 and $16,343 related to SunAmerica, Inc. and Falcon Auto Venture, LLC, respectively)	672,542
Interest expense on securities sold ,but not yet repurchased	149,304

Facility fee expense ($46,875 related to SunAmerica, Inc.)	93,750

(10) Subsequent Events

New Credit Line

On April 28, 2004, the Company entered into a $150 million Revolving Warehouse Financing Agreement with iStar Financial Inc., solely for the purpose of originating loans.  The facility may be increased to $200 million at the Company’s option with the consent of iStar. Interest is calculated using LIBOR plus 290 basis points.  Under the facility, iStar financed all of the Company’s existing outstanding loans that were financed under the previously existing warehouse facility, which was terminated.  In connection with entering into the new facility, the Company paid a fee of $1,875,000 to iStar and a termination fee of $199,500 to the lenders under the previously existing facility.

The warehouse credit line is secured by, among other things, the Company’s loans.  All payments made by borrowers in respect of such loans are applied on a monthly basis to pay outstanding fee and interest obligations under the new warehouse credit line and to reduce the principal amount outstanding under the new warehouse credit line by an amount equal to the portion of the payments on the loans that constitute payments of principal.

The maturity date of the new warehouse credit line is April 10, 2005.  The availability of funds under this credit line is subject to, among other things, compliance with specified financial covenants relating to leverage ratio, net worth, limitations on capital expenditures and limitations on total indebtedness, as described below.  The Company is required under the warehouse facility to maintain a ratio of consolidated total debt to consolidated net worth not in excess of 4:1 and a consolidated net worth of not less than $80 million.  The Company generally may not maintain indebtedness outside the new warehouse credit line other than indebtedness to fund obligations under the Company’s hedging arrangements, purchase money indebtedness for the acquisition of assets not in excess of $1,000,000, indebtedness in connection with securitization transactions and certain capital leases.  In order to make a borrowing under the facility, either Vernon B. Schwartz, the Company’s Chairman and Chief Executive Officer, or David A. Karp, the Company’s President and Chief Financial Officer, must be employed as a senior executive officer of the Company with the same decision making authority as on April 28, 2004.

The lender under the new warehouse credit line will generally fund up to 80%, the advance rate, of the principal amount of eligible loans that the Company originates with the lender’s approval.  The maximum funding available for any individual loan is not permitted to exceed $20 million.  In addition, the lender will not fund an amount in excess of 66.6% of the aggregate market value of the eligible loans.

The Company is required to make prepayments under the new warehouse credit line under certain circumstances.  Among other things, the Company may be required to make prepayments upon a decrease in the aggregate market value of the eligible loan portfolio.  Specifically, in the event that the lender determines that the product of the market value of the eligible loans in the loan portfolio and the aggregate maximum advance rate of 66.6% is less than the aggregate outstanding principal amount under the warehouse credit line, then, subject to an exception for certain market value fluctuations of less than 5%, the Company will be required to prepay amounts borrowed under the new warehouse credit line sufficient to eliminate such deficiency.  The new warehouse credit line also specifies various events that would allow the lender to terminate the warehouse credit line in its entirety, including, among other things, the Company’s failure to qualify as a real estate investment trust under the Internal Revenue Code or a change of control.

Changes in Independent Public Accountant

On April 16, 2004, the Company was notified by KPMG LLP (“KPMG”) that KPMG will resign as the Company’s principal accountants upon completion of the review of the Company’s consolidated financial statements as of and for the three month period ended March 31, 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following in conjunction with the accompanying unaudited consolidated financial statements and related notes.

Statements contained in this Form 10-Q which are not historical fact may be forward-looking statements within the meaning of Section 21(e) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21(e) of the Exchange Act. Forward-looking statements relate to expectations, beliefs, projects, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential” “should,” “will” and “would” or the negative of these terms or other comparable terminology.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or facts, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider the factors referenced in this report, including those set forth under the sections captioned ‘‘Management’s Discussion and Analysis of Financial Condition and results of Operations’’ and ‘‘Business.’’ Among the factors about which we have made assumptions are the following:

• demand for our products;

• our ability to originate loans in accordance with the terms of our new warehouse credit line;

• our ability to complete additional securitizations;

• the stability of the automotive dealer market;

• the ability of automotive dealers to make loan payments to us;

• our ability to operate as a real estate investment trust; and

• national and local economic and market conditions, including changes in interest rates.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC.

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

We closed our first loan in February 1998 and we have originated a total of 114 loans representing approximately $690 million in aggregate initial principal amount through March 31, 2004.  For the three months ended March 31, 2004, we originated 3 loans totaling $27.3 million in aggregate initial principal amount and, as of March 31, 2004, our portfolio consisted of 20 loans with an aggregate outstanding principal balance of $154.1 million, and we had $0.0 million in outstanding loan commitments. Our portfolio of 20 loans as of March 31, 2004 had an average principal amount of $7.7 million, a weighted-average remaining term of 160 months and a weighted-average interest rate of 8.86%.  To date, our loans have been long-term, fixed-rate, cash flow-based and generally under $15 million in loan size.  We have successfully securitized four pools of our loans in 1999, 2000, 2001 and 2003 totaling 92 loans representing $517.0 million in aggregate principal amount at the date of securitization, and we continue to provide primary servicing for all of our securitized loans.

We derive our revenues primarily from loan payments of interest and principal made by automotive dealers under loans we originate and from acting as primary servicer for our securitized loans. Historically, we also have derived revenues from gain on the sale of loans that we held and pooled for securitization because those transactions were structured as off-balance sheet transactions, as described below under the heading “—Off-Balance Sheet Arrangements.”  We currently intend to structure our securitizations as on-balance sheet secured financings, and therefore do not expect to record any gain on sale in connection with future securitizations.  We expect that we will incur losses initially until our volume of loan originations increases sufficiently to offset the increased general and administrative expenses.

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

Interest rates have recently begun to rise during the second quarter of 2004, with many economists currently anticipating further increases during the remainder of 2004.  Changes in interest rates can affect our ability to originate loans, the value of our retained interests in securitization pools and our ability to securitize loans.  We only recently began to offer variable-rate loan products, which are an important part of our growth strategy.  We are uncertain at this time of the impact, if any, that any future interest rate increases may have on the mix of new variable-rate loans and traditional fixed-rate loans that we are able to originate during the remainder of 2004.

A period of continued rising interest rates in the future also could result in a decline in the value of our retained interests in securitization pools.  We have not historically and currently do not intend to enter into hedging transactions to mitigate our exposure to interest rate risk relating to the value of our retained interests.  We periodically seek to securitize our pool of loans as an important source of funding for our business.  An increase in interest rates could affect our ability to securitize our existing loans on favorable terms or at all.

Our business depends on our access to external sources of financing at a cost we can absorb while still generating an attractive risk-adjusted return on the loans we fund using the proceeds of our financings.  We funded our operations primarily through the net proceeds from our initial public offering and subsequent over-allotment and our $150 million warehouse line of credit.

We have experienced only four loan defaults since our inception.  The first defaulted loan was in our 2001 securitization and resulted in a loss of principal of $2.8 million. One default has been cured and the borrower was current with respect to its obligations as of March 31, 2004.  The two other defaults relate to loans in our 2003 securitization and 2001 securitization, respectively. Although these loan defaults have not yet been resolved, we have estimated losses upon the resolution of these loans of approximately $3.5 million and $1.0 million, respectively.  These estimated losses were taken into consideration when establishing the value of retained interests held by us in connection with the securitized pools in which these loans are held and resulted in a charge of $0.4 million and $0.2 million, respectively.  We cannot provide any assurance that the loss will fall within the range indicated.  When we have sold our loans into a securitization, we make certain assumptions about loan losses in calculating the estimated fair value of our retained interests in the securitizations. We will account for our future securitizations as on-balance sheet financings.  Accordingly, we have established a reserve for possible loan losses for estimated losses inherent in our loan portfolio.

We plan to focus on internal growth of our business by expanding our loan product offerings to include our new variable-rate cash flow-based and fixed-rate and variable-rate real estate mortgage loan products, which we recently introduced in the marketplace.  We expect to incur additional costs to introduce these new products as we must hire additional employees and increase our marketing, advertising and underwriting efforts.  We also expect to face increased competition from established providers in connection with our offering of real estate mortgage loan products, which could affect the profitability of these products.

We intend to pay regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common shares. Any future distributions we make will be at the discretion of our board of trustees and will depend upon, among other things, our actual results of operations.  Our actual results of operations and our ability to pay distributions will be affected by a number of factors, including the revenue we receive from our loans, our ability to complete additional loan securitizations, our operating expenses, the ability of our customers to meet their loan payment obligations and unanticipated expenditures.

The discussion of financial condition and results of operations relates in part to our predecessor, Falcon Financial, LLC, a Delaware limited liability company formed in 1997.  Immediately prior to the closing of our initial public offering, Falcon Financial, LLC merged with and into Falcon Financial Investment Trust, a newly formed Maryland real estate investment trust.  In connection with our election to be taxed as a REIT following the completion of our initial public offering, we have a fiscal year ending on December 31, as opposed to a fiscal year ending on September 30, which was used by our predecessor.  The results for the three months ended March 31, 2003 included herein are the results of our predecessor, Falcon Financial, LLC.

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

We have structured each of our four securitizations as off-balance sheet transactions, and therefore we have recorded gain on sale with respect to the loans included in each securitization.  We currently intend to structure our future securitizations as on-balance sheet secured financings. As a result of this anticipated change in structuring future securitizations, comparisons of our future results of operations to our historical operating results may not be meaningful.  In particular, we do not expect to record any gain on sale in connection with future securitizations and instead will continue to recognize interest income associated with each loan we originate and interest expense associated with secured borrowings even after we place the loan into securitization.  In conjunction with the secured financing transaction, we will record secured borrowings as well as the associated securitization expenses, which will be amortized over the term of the financing.  Since the future transactions will not be sale transactions, the associated loan receivables will remain on our financial statements instead of being removed as was the case historically with a sale securitization transaction.  The effect on the future financial statements will be that the loan receivable portfolio along with our borrowings will continue to increase with each new loan we issue.  The increase in loan assets and related liabilities will also create a corresponding increase in interest income on loans along with an increase in interest expense from the related financings.  Since we will no longer be selling the loan assets, there will be no gain on sale of loans recorded in the statement of operations, nor will there be a related retained interest as a result of future securitizations recorded on the balance sheet.  The total portfolio of loans, their applicable financing arrangements, their interest income and related interest expense and a provision for and allowance for potential loan losses will be reflected on our financial statements.  The on-balance sheet approach will also show the earnings over the entire term of the loan on a more consistent basis as compared to showing earnings for a short period and then reflecting a gain on sale transaction, as was the case historically.  The impact of securitizing loans using on-balance sheet treatment is that the economic benefit of our loans will be realized over their life, rather than recognizing their present value early in their economic life in the form of gain on sale.

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

For each previous and future securitization transaction, the loan trust certificates represent beneficial interests in one or more trust funds established by our special purpose bankruptcy remote subsidiary.  The trust fund assets consist primarily of bonds issued by a trust established by the special purpose subsidiary.  The bonds are generally secured by loans secured by interests in real estate used in the operation of automotive dealerships and also secured by a lien on the business assets, including automobile parts and equipment and intangible property but not the dealership’s automobile inventory.

We also are subject to off-balance sheet risk in the normal course of our business from commitments we make to extend credit to automotive dealers. As of March 31, 2004 and December 31, 2003, we had commitments to extend credit to our customers of $0 and $2.2 million, respectively, and amounts available under our warehouse credit line of $75.8 million and $96.5 million, respectively, to fund such commitments.

Critical Accounting Policies and Management Estimates

Our unaudited consolidated financial statements include all of the accounts of our Company. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying unaudited consolidated financial statements. In the preparation of these financial statements, management uses its best estimates and judgments as they relate to certain amounts which are included in the financial statements, giving adequate consideration to materiality. We believe that our estimates and assumptions are reasonable and that there is not a great likelihood that materially different amounts would be reported relating to the accounting policies as described in Note 2 of the accompanying unaudited consolidated financial statements. However, the application of these accounting policies involves the exercise of judgment and use of estimates as to future uncertainties and, as a result, actual results could differ from those estimates. The following summarizes the Company's Critical Accounting Policies which have been reviewed with the Company's audit committee:

Loans and Loans Held for Sale

We originate loans that are underwritten with the intention of securitizing the receivables in a financing transaction, which will be accounted for as secured borrowings under the provisions of SFAS Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, and carry the loans on the statement of financial position to maturity. The loans receivable are stated at their principal amount outstanding, less net deferred loan fees, unearned discounts and allowance for loan losses. Nonrefundable origination fees less certain related direct costs associated with the origination of the loans are deferred and amortized into interest income over the term of the loan using a method that approximates the interest method.

All loans originated by our predecessor were underwritten with the intention of selling by way of a securitization transaction and were accounted for as loans held for sale on the statement of financial position. The amount (if any) by which the cost basis of the loans exceeds their estimated fair value is recorded through a valuation allowance. Changes in the valuation allowance are recorded in the statement of operations.

Allowance for Possible Loan Losses

The allowance for possible loan losses is based on a periodic analysis of the loan portfolio and in management’s judgment, reflects an amount that is adequate to absorb losses inherent in the existing loan portfolio. In evaluating the portfolio, management considers a variety of factors such as the size of the portfolio, prior loss experience, current and potential risks of the loan portfolio, present financial condition of the borrower, current economic conditions and other portfolio risk characteristics. Provisions for possible loan losses are charged to operations. Loans, including impaired loans, are charged off against the allowance for loan losses when actual losses have been established.

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loss from impairment represents the amount by which a creditor’s recorded investment in a loan exceeds the present value of the expected future cash flows from the loan discounted at the loan’s effective interest rate (including the fair value of the collateral that may be part of the loan). Losses for which such provisions for impairment are made, unless applied as a write-down of the recorded investment in the loan, represent a portion of the creditor’s allowance for loan losses.

Retained Interests in Loan Securitizations

Historically, we have sold through securitization transactions substantially all of the loans we originate. We account for our loan securitizations in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement 125. When we sold loans in a securitization, we retained one or more subordinated certificates from the certificates issued. Securitizations may be structured in various ways but generally conform to a common model. Typically, an issuer sells a portfolio of loans to a special-purpose entity established for the sole purpose of purchasing and reselling the loans to a securitization trust. The securitization trust then may issue bonds or certificates collateralized by the loans transferred to the securitization trust. The proceeds received from these bonds or certificates are used to purchase the loans from the issuing entity. The gain on the sale of loans is the difference between the proceeds from the sale of loans, net of related sale costs, and the allocated carrying amount of the receivables sold, including deferred origination fees and costs. We determine the carrying amount by allocating the total carrying amount of the loans sold between the portion sold and the interests retained based on each portion’s relative fair values at the time of the securitization. Assumptions used in calculating the estimated fair value of such retained interests are subject to volatility that could materially affect operating results.

Retained interests in securitizations are accounted for as available for sale securities and are carried at estimated fair value, with unrealized gains or losses included in stockholders’ equity (accumulated other comprehensive income or loss). We are not aware of an active market for the purchase and sale of these retained interests at this time; accordingly, we estimate the fair value of the retained interest by calculating the present value of the estimated expected future cash flows received by us after being released by the securitization trust, using a discount rate commensurate with the risk involved. The cash flows being discounted are adjusted for estimated net losses due to defaults or prepayments of the underlying loans. As of March 31, 2004, we had two loans in default, one of which related to a loan in our 2003 securitization and the other to our 2001 securitization. The loan default relating to the 2003 securitization has not yet been resolved and we have estimated the loss upon resolution of the defaulted loan of approximately $3.5 million. The estimated loss resulted in a reduction in the estimated value of our retained interest in the 2003 securitization of approximately $0.7 million as of September 30, 2003. The second loan default, which related to our 2001 securitization has not yet been resolved and we have estimated the loss upon resolution of the defaulted loan of approximately $1.0 million. The estimated loss resulted in a reduction in the estimated value of our retained interest in the 2001 securitization of approximately $0.2 million as of December 31, 2003. We cannot provide any assurance that the losses will fall within the range indicated. During the three months ended March 31, 2004, the real estate collateral for the loan in default in the 2001-1 securitization (with an outstanding balance of approximately $2.5 million) was foreclosed upon. All other loans included in our securitization pools are current.

Each loan securitization has a specific credit enhancement in the form of cash flow requirements that must be met before we receive any cash on our retained interest.

Changes in the fair value of the retained interests resulting from changes in the timing of cash flows to be received by us or changes in market interest rates are adjusted through other comprehensive income in members’ equity. Reductions in the estimated aggregate cash flows to be received by us, caused by defaults or prepayments or the timing of expected future cash flows that result in a reduction to the fair value below the historical cost basis of the retained interests, are considered an other than temporary impairment and are recognized through a charge to expense in that period.

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

Results of operations for the three months ended March 31, 2004 and 2003

Revenue

Total revenue for the three months ended March 31, 2004, or First Quarter 2004, decreased by approximately $11.5 million, or 77.1%, to approximately $3.4 million from approximately $14.9 million for the three months ended March 31, 2003, or First Quarter 2003. The decrease was primarily due to decreases in gain on sale of loans, gain on sale of retained interests and gain on sale of securities sold, but not yet purchased. These decreases were partially offset by increases in interest income on loans, change in value of interest rate swap contracts and other income.

Interest income on loans for First Quarter 2004 increased by approximately $1.3 million, or 79.4%, to approximately $2.9 million from approximately $1.6 million in First Quarter 2003. The increase was primarily due to an increase in the weighted average portfolio of loans, approximately $132.7 million in First Quarter 2004, as compared to approximately $85.3 million in First Quarter 2003, as well as an increase in the weighted average interest rate on loans, approximately 8.9% in First Quarter 2004, as compared to approximately 8.0 % in First Quarter 2003.

Interest income from retained interests for First Quarter 2004 decreased by approximately $0.1 million, or 14.5%, to approximately $0.3 million from approximately $0.4 million in First Quarter 2003. The decrease was primarily due to the effect of two loans in our securitized pools which have defaulted.

We did not record any gain on sale of loans in First Quarter 2004, while we recorded a gain on sale of loans for First Quarter 2003 of approximately $10.7 million as a result of the securitization transaction 2003-1. We intend to account for all future securitizations as on-balance sheet secured financings, and as such will no longer be subject to gain on sale accounting.

Gain on sale of retained interests for First Quarter 2003 was approximately $0.3 million as a result of a sale of one of the retained interests in the 2003-1 transaction. There were no sales of retained interests during First Quarter 2004.

Gain on securities sold, but not yet purchased for First Quarter 2003 was approximately $1.1 million as a result of market fluctuations and the composition of our hedging instruments. We did not use this hedging instrument during First Quarter 2004.

Change in value of interest rate swap contracts for First Quarter 2004 decreased by approximately $0.8 million to a loss of approximately $0.1 million from a gain of approximately $0.7 million in First Quarter 2003. The increase was primarily due to market fluctuations and the composition of our hedging instruments.

Income from loan servicing for First Quarter 2004 increased slightly over First Quarter 2003 to approximately $0.1 million, or 15.1%. The increase was primarily due to the loan servicing income from an additional securitization which was completed in February  2003.

Other income for First Quarter 2004 increased by approximately $0.1 million to approximately $0.1 million from approximately $0.0 million in First Quarter 2003. The increase was due to interest income earned on our  cash and cash equivalents during First Quarter 2004, primarily as a result of the unexpended proceeds from our initial public offering and over-allotment.

Expenses

Total expenses for First Quarter 2004 increased by approximately $1.4 million, or 53.9%, to approximately $4.0 million from approximately $2.6 million in First Quarter 2003. The increase was primarily due to increases in provision for possible loan losses, facility fee expense, professional fees, salaries and benefits and general and administrative expenses. These increases were partially offset by decreases in interest expense on borrowings and interest expense on securities sold, not yet purchased.

Total interest expense on borrowings for First Quarter 2004 decreased by approximately $0.4 million, or 49.3%, to approximately $0.4 million from approximately $0.8 million in First Quarter 2003. The decrease was primarily due to a decrease in the weighted average debt balance and a decrease in the weighted average interest rate for First Quarter 2004. The weighted average interest rate for our borrowings during First Quarter 2004 was approximately 2.96% as compared to approximately 3.78% during First Quarter 2003. The weighted average debt balance during First Quarter 2004 was approximately $59.0 million as compared to approximately $91.1 million during First Quarter 2003.

Interest expense on securities sold, but not yet purchased for First Quarter 2004 decreased by approximately $0.1 million, or 100%, to $0.0 million from approximately $0.1 million in First Quarter 2003. The decrease was primarily due to market fluctuations and the composition of our hedging instruments.

Bad debt expense for First Quarter 2004 was approximately $0.2 million. Prior to December 22, 2003, no bad debt expense was recorded.

Facility fee expense for First Quarter 2004 increased by approximately $0.7 million to approximately $0.8 million from approximately $0.1 million in First Quarter 2003. The increase was due to increased facility fees associated with the extension of our warehouse line of credit.

Salaries and benefits for First Quarter 2004 increased by approximately $0.5 million, or 63.0%, to approximately $1.4 million from approximately $0.9 million in First Quarter 2003. The increase was primarily due to increases in salaries and bonuses paid or accrued, as well as the amortization of deferred compensation expense relating to the restricted share grants.

Professional fees for First Quarter 2004 increased by approximately $0.2 million to approximately $0.3 million from approximately $0.1 million in First Quarter 2003. The increase was primarily due to increases in legal, accounting and auditing fees.

General and administrative expenses for First Quarter 2004 increased by approximately $0.3 million, or 104.1%, to approximately $0.5 million from approximately $0.2 million in First Quarter 2003. The increase was primarily due to an increase in insurance expense.                            .

Advertising and promotion for First Quarter 2004 increased by approximately $0.1 million, or 37.2%, to approximately $0.3 million from approximately $0.2 million in First Quarter 2003. The increase was primarily due to an increase in advertising relating to the new loan products.                            .

Net loss

The net loss for First Quarter 2004 was approximately $0.5 million, as compared to a gain of approximately $12.3 million in First Quarter 2003.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2004 and December 31, 2003 we had $32.6 million and $25.6 million, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments.  We expect to fund new loan originations using borrowings under our new warehouse line of credit and proceeds from our initial public offering.

Retained Interests in Loan Securitizations

As of March 31, 2004 and December 31, 2003 we had retained interests in loan securitizations of $7.4 million and $7.2 million, respectively.

As of March 31, 2004 our retained interests consisted of the following securities with estimated fair values as indicated:

Falcon Franchise Loan Trust Certificates, Series 1999-1 Class F	$2,071,320
Falcon Franchise Loan Trust Certificates, Series 1999-1 Class G	1,149,593
Falcon Franchise Loan Trust Certificates, Series 2000-1 Class G	1,128,761
Falcon Auto Dealership Loan Trust Certificates, Series 2001-1 Class G	1,316,633
Falcon Auto Dealership Loan Trust Certificates, Series 2003-1 Class G	1,720,440

$7,386,747

We estimate the fair value of the retained interest by calculating the present value of the estimated expected future cash flows received by us, using a discount rate commensurate with the risk involved. We have experienced only four loan defaults since our inception.  The first defaulted loan was in our 2001 securitization and resulted in a loss of principal of $2.8 million. One default has cured and is presently current with respect to their obligations.  The two other defaults relate to loans in our 2003 securitization and 2001 securitization, respectively. Although these loan defaults have not yet been resolved, we have estimated losses upon the resolution of these loans of approximately $3.5 million and $1.0 million, respectively.  We took into account these estimated losses when establishing the value of retained interests held by us in connection with the securitized pools in which these loans are held and resulted in a charge of $0.4 million and $0.2 million, respectively.  We cannot provide any assurance that the loss will fall within the range indicated.

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

Our primary sources of liquidity for the three months ended March 31, 2004 were net proceeds from the over-allotment and borrowings from our warehouse line of credit. Our primary sources of liquidity for the three months ended March 31, 2003 were net proceeds from the sale of loans, borrowings from subordinated loans and borrowings from a warehouse line of credit. We have historically funded our short-term liquidity requirements from these three sources.

We expect cash from additional borrowings on existing and future warehouse lines of credit, proceeds from the completion of additional securitizations, the proceeds of our IPO and over-allotment and cash from operations to be adequate to support our operations for the next 12 months.

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

Termination of existing warehouse credit line

We entered into a $150 million Revolving Warehouse Financing Agreement in January 1998 with SunAmerica Life Insurance Company, or SALIC, and ABN AMRO Bank, N.V., solely for the purpose of originating loans. SALIC, along with Goldman Sachs Mortgage Company, as a result of a participation agreement between the two entities, are the guarantors of the Revolving Warehouse Financing Agreement. As guarantors, each of the entities was paid fees of $197,998 for the three months ended March 31, 2003. The fees are shown on the statements of operations within the caption “interest expense—related party.” Interest was calculated using a 30-day commercial paper rate plus 300 basis points until December 22, 2003 when it was decreased to a 30-day commercial paper rate plus 200 basis points. As of March 31, 2004 and December 31, 2003, the outstanding balance was $74.2 million and $53.5 million, respectively. The interest rate as of March 31, 2004 and December 31, 2003 was 3.03% and 3.09%, respectively.  In connection with entering into our new warehouse credit line described below, we paid in full the outstanding balance on April 28, 2004.

The warehouse credit line was secured by, among other things, all loans in our portfolio that have not been securitized. We expect to fund loans using our warehouse credit line until we complete a loan securitization, which generally means that we rely upon the warehouse credit line to fund loans for less than one year. All payments made by our customers in respect of such loans are applied on a monthly basis to pay outstanding fee and interest obligations under the warehouse credit line and to reduce the principal amount outstanding under the warehouse credit line by an amount equal to the portion of the payments on our loans that constitute payments of principal. Any amounts remaining after such application are paid to us.

New warehouse credit line

On April 28, 2004, we entered into a $150 million Revolving Warehouse Financing Agreement with iStar Financial Inc., solely for the purpose of originating loans.  The facility may be increased to $200 million at our option with the consent of iStar. Interest is calculated using LIBOR plus 290 basis points.  Under the facility, iStar financed all of the company’s existing outstanding loans that were financed under the previously existing warehouse facility, which was terminated.  In connection with entering into the new facility, we paid a fee of $1,875,000 to iStar and a termination fee of $199,500 to the lenders under the previously existing facility.

The warehouse credit line is secured by, among other things, our loans.  All payments made by borrowers in respect of such loans are applied on a monthly basis to pay outstanding fee and interest obligations under the new warehouse credit line and to reduce the principal amount outstanding under the new warehouse credit line by an amount equal to the portion of the payments on the loans that constitute payments of principal.

The maturity date of our new warehouse credit line is April 10, 2005.  The availability of funds under this credit line is subject to, among other things, our compliance with specified financial covenants relating to leverage ratio, net worth, limitations on capital expenditures and limitations on total indebtedness, as described below.  We are required under the warehouse facility to maintain a ratio of consolidated total debt to consolidated net worth not in excess of 4:1 and a consolidated net worth of not less than $80 million.  We generally may not maintain indebtedness outside the new warehouse credit line other than indebtedness to fund obligations under our hedging arrangements, purchase money indebtedness for the acquisition of assets not in excess of $1,000,000, indebtedness in connection with our securitization transactions and certain capital leases.  In order to make a borrowing under the facility, either Vernon B. Schwartz, our Chairman and Chief Executive Officer, or David A. Karp, our President and Chief Financial Officer, must be employed as a senior executive officer of our company with the same decision making authority as on April 28, 2004.

The lender under the new warehouse credit line will generally fund up to 80%, the advance rate, of the principal amount of eligible loans that we originate with the lender’s approval.  The maximum funding available for any individual loan is not permitted to exceed $20 million.  In addition, the lender will not fund an amount in excess of 66.6% of the aggregate market value of our eligible loans.

We are required to make prepayments under the new warehouse credit line under certain circumstances.  Among other things, we may be required to make prepayments upon a decrease in the aggregate market value of our eligible loan portfolio.  Specifically, in the event that the lender determines that the product of the market value of the eligible loans in our loan portfolio and the aggregate maximum advance rate of 66.6% is less than the aggregate outstanding principal amount under the warehouse credit line, then, subject to an exception for certain market value fluctuations of less than 5%, we will be required to prepay amounts borrowed under the new warehouse credit line sufficient to eliminate such deficiency.  The new warehouse credit line also specifies various events that would allow the lender to terminate the warehouse credit line in its entirety, including, among other things, our failure to qualify as a real estate investment trust under the Internal Revenue Code or a change of control.

Commitments

As of March 31, 2004, we were obligated under noncancelable operating lease agreements for office space and computer equipment.  The future minimum lease payments under these lease agreements at March 31, 2004 were:

2004 (April 1 to March 31)	$143,325
2005	198,453
2006	208,248
2007	218,049
2008	227,853
Thereafter	807,276
$1,803,204

As of March 31, 2004, we were obligated to repay the $74.2 million in outstanding borrowings under our warehouse credit line by the expiration date of October 1, 2004, which we repaid in full on April 28, 2004 in connection with entering into our new warehouse credit line.

We have entered into employment agreements with three members of senior management. The agreements range in term from two to three years, subject to additional one year renewals. The future minimum salary expense relating to these agreements is $900,000, $900,000 and $750,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

Capital Expenditures

We expect to upgrade our loan administration and accounting software in the first six months of 2004 at a cost of approximately $0.3 million. We do not anticipate incurring any other significant capital expenditures in the 2004.

Related Party Transactions

We are involved in significant financing, risk management and other transactions, and have significant related party balances, with Goldman, Sachs & Co., an affiliate of MLQ Investors, L.P., SunAmerica Investments, Inc., SALIC, an affiliate of  SunAmerica Investments, Inc., and Falcon Auto Venture, LLC both directly and indirectly through affiliates and subsidiaries of the entities. We enter into these transactions in the ordinary course of business and believe that the terms of these transactions are on market terms that could be obtained from unrelated third parties. As of December 22, 2003 after the IPO transaction, the aforementioned related parties are no longer considered related parties as their ownership of the Company has been significantly reduced (less than 5%)

Included in the Statement of Operations are revenues and expenses resulting from various financing, capital markets transactions and loan sales transactions. The following table sets forth the related party revenues and expenses included in the respective captions on the Statement of Operations for the three months ended March 31, 2003. The amounts reflect the related party transactions with Goldman, Sachs & Co., except where otherwise indicated and are as follows:

Three months ended March 31,2003
Interest income on securities purchased under resale agreements	$22,732
Gain on sale of loans-fee expense	(1,414,936)
Change in value of interest rate swap contracts	678,816

Gain on securities sold, but not yet purchased	1,081,269
Interest expense on borrowings ($328,099 and $16,343 related to SunAmerica, Inc. and Falcon Auto Venture, LLC, respectively)	672,542
Interest expense on securities sold ,but not yet repurchased	149,304

Facility fee expense ($46,875 related to SunAmerica, Inc.)	93,750

ITEM 3. Quantitative and Qualitative Disclosers About Market Risk

Market risk refers to the risk of loss from adverse changes in the level of one or more market prices, rate indices, or other market factors.  We are exposed to market risk primarily from changes in interest rates and credit spreads.  These two main risks are very sensitive to a variety of factors including political, economic, monetary and tax policies and other factors outside of our control.  As described below, we use some derivative financial instruments to manage or hedge interest rate risks related to our loans held for sale portfolio.  We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit ratings and other factors.

Interest Rate Exposure

The primary interest rate exposure to which we are subject to relates to our fixed-rate loan portfolio, our forecasted issuance of long-term debt, interest rate swaps, our floating rate warehouse line of credit and our retained interests in securitization pools. Any change in the general level of interest rates in the market can affect our net interest income in either a positive or negative manner. Net interest income is the difference between the income earned from interest bearing assets less the expense incurred relating to interest bearing liabilities. Fluctuations in the interest rate environment can also affect our ability to acquire new loans, the value of our loan portfolio and our ability to finance the loans.

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

ITEM 4. Controls and Procedures

As of  March 31, 2004, our principal executive officer and our principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, or Exchange Act, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms.  The officers have also concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrections with regard to significant deficiencies and material weaknesses.  There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to March 31, 2004.

PART II
OTHER INFORMATION

Item 1.                                   Legal Proceedings

Not applicable

Item 2.                                   Changes in Securities

On December 22, 2003, we closed the sale of 12.5 million common shares in our initial public offering pursuant to a registration statement that was declared effective on December 16, 2003 (Registration No. 333-108603). On February 2, 2004, we sold 1.875 million common shares pursuant to the exercise of the underwriters' over-allotment option.

Item 3.                                   Defaults Upon Senior Securities

Not applicable

Item 4.                                   Submission of Matters to Vote to Security Holders

Not applicable

Item 5.                                   Other Information

Not applicable

Item 6.                                   Exhibits and Reports on Form 8-K.

(a)             Exhibits:

Exhibit No.	Description

3.1*	Amended and Restated Declaration of Trust.
3.2*	Bylaws of the Company.
4.1*	Form of Common Share Certificate.
10.1

Revolving Warehouse Financing Agreement, dated as of April 28, 2004, among Falcon Financial Investment Trust, iStar Financial Inc. and The Bank of New York (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on April 29, 2004).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

* Incorporated by reference to the registrant’s registration statement on Form S-11, File No. 333-108603.

(b) Reports on Form 8-K.

On January 26, 2004, the Company filed a Current Report on Form 8-K to report an accounting treatment change.

On January 26, 2004, the Company filed a Current Report on Form 8-K to report the extension of the deadline of the underwriters’ over-allotment option in connection with the Company’s initial public offering.

On March 24, 2004, the Company filed a Current Report on Form 8-K to report that it had issued a press release to announce its financial results for the quarter ended December 31, 2003.

On March 25, 2004, the Company filed a Current Report on Form 8-K to report that it had entered into an amendment to its revolving warehouse financing facility.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCON FINANCIAL INVESTMENT TRUST
(Registrant)

May 17, 2004	By:	/s/ Vernon B. Schwartz
Vernon B. Schwartz Chairman and Chief Executive Officer
(principal executive officer)

May 17, 2004	By:	/s/ David A. Karp
David A. Karp President and Chief Financial Officer
(principal financial officer)