Form 10-Q
period 2004-06-30
FALCON FINANCIAL INVESTMENT TRUST
filed 2004-08-16
CIK 1262001

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

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

Yes    ☒        No    ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐      No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of August 16, 2004)

COMMON SHARES, $0.01 PAR VALUE	15,976,900 SHARES

FALCON FINANCIAL INVESTMENT TRUST AND PREDECESSOR

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FALCON FINANCIAL INVESTMENT TRUST AND PREDECESSOR

Consolidated Statements of Financial Position

	Company June 30, 2004	Company December 31, 2003
	(unaudited)
ASSETS
ASSETS:
Cash and cash equivalents	$30,266,849	$25,645,578
Loans receivable, net of allowance for possible loan losses of $1,586,118 and $1,086,692, respectively	181,786,938	126,076,622
Retained interests in loan securitizations	7,993,440	7,239,136
Interest rate swap contracts	2,618,633	389,783
Accrued interest receivable	1,144,062	994,821
Restricted cash	2,026,404	2,657,660
Property and equipment, net	459,364	335,860
Prepaid expenses and other assets	2,241,806	1,497,245

Total assets	$228,537,496	$164,836,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Borrowings	$100,408,189	$53,475,879
Accrued interest payable	315,346	255,707
Customer deposits	530,751	140,276
Hold back of loan proceeds	2,026,404	2,657,660
Accounts payable and accrued liabilities	1,495,857	2,405,496
Dividends payable	798,845	—

Total liabilities	105,575,392	58,935,018

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred shares, $0.01 par value; 50,000,000 authorized; none issued and outstanding	—	—
Common shares, $0.01 par value; 100,000,000 authorized; 15,976,000 and 14,105,800 shares issued and outstanding, respectively	159,760	141,058
Additional paid-in capital	123,591,179	108,020,597
Unearned compensation	(2,323,977)	(2,840,827)
Accumulated deficit	(2,168,725)	(1,090,858)
Accumulated other comprehensive income	3,703,867	1,671,717

Total stockholders’ equity	122,962,104	105,901,687

Total liabilities and stockholders’ equity	$228,537,496	$164,836,705

See accompanying notes to unaudited consolidated financial statements

FALCON FINANCIAL INVESTMENT TRUST AND PREDECESSOR

Consolidated Statements of Operations

(unaudited)

	Company Three Months Ended June 30, 2004	Predecessor Three Months Ended June 30, 2003	Company Six Months Ended June 30, 2004	Predecessor Six Months Ended June 30, 2003
REVENUES:
Interest income on loans	$3,527,024	$1,548,049	$6,475,822	$3,195,066

Interest income on securities purchased under resale agreements - related party	—	54,105	—	76,837
Interest income from retained interests	298,610	405,448	603,084	761,341
Gain on sale of loans	—	—	—	10,696,524
Gain on sale of retained interests	—	—	—	265,352
Changes in fair value of interest rate swap contracts	221,854	—	156,371	678,816
Income from loan servicing	113,879	110,580	226,459	208,422
Interest and other income	368,908	191,236	475,654	209,553
Total revenues	4,530,275	2,309,418	7,937,390	16,091,911

EXPENSES:
Interest expense on borrowings	783,012	217,280	1,219,366	407,767
Interest expense on borrowings - related party	—	737,827	—	1,407,369
Interest expense on securities sold, but not yet repurchased - related party	—	394,999	—	544,303
Provision for possible loan losses	267,750	—	499,426	—
Loss on securities sold, but not yet purchased - related party	—	2,447,251	—	1,365,982
Facility fee expense	780,500	93,750	1,530,500	187,500
Salaries and benefits	1,483,414	833,469	2,897,633	1,700,909
Professional fees	190,125	48,966	471,043	117,707
General and administrative	507,580	244,875	986,643	497,281
Advertising and promotion	211,111	136,010	542,085	377,248
Depreciation and amortization	39,547	33,307	69,716	68,555
Total expenses	4,263,039	5,187,734	8,216,412	6,674,621

Net income (loss)	$267,236	$(2,878,316)	$(279,022)	$9,417,290

Earnings (loss) per common share:
Basic and diluted	$0.02		$(0.02)

Weighted average shares outstanding:
Basic	15,662,500		15,332,830
Diluted	15,697,321		15,386,170

See accompanying notes to unaudited consolidated financial statements.

FALCON FINANCIAL INVESTMENT TRUST AND PREDECESSOR

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

For the Six Months Ended June 30, 2004

(unaudited)

	Common Stock		Additional Paid-in	Unearned	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Shares	Par Value	Capital	Compensation	Deficit	Income	Equity	Income
BALANCE, December 31, 2003	14,105,800	$141,058	$108,020,597	$(2,840,827)	$(1,090,858)	$1,671,717	$105,901,687

Net loss					(279,022)		(279,022)	$(279,022)

Over-allotment transaction on February 2, 2004:
Issuance of shares in connection with over-allotment	1,875,000	18,750	16,856,250				16,875,000
Underwriters’ fee and offering expenses			(1,246,316)				(1,246,316)

Issuance of restricted shares to employees and trustees	10,000	100	93,700	(93,800)			—

Terminated restricted shares to employees and trustees	(14,800)	(148)	(133,052)	133,200			—

Amortization of unearned compensation				477,450			477,450

Unrealized gain on hedging transactions						1,335,422	1,335,422	1,335,422

Unrealized gain on retained interests in securitizations						696,728	696,728	696,728

Dividends declared					(798,845)		(798,845)

BALANCE, June 30, 2004	15,976,000	$159,760	$123,591,179	$(2,323,977)	$(2,168,725)	$3,703,867	$122,962,104	$1,753,128

See accompanying notes to unaudited consolidated financial statements.

FALCON FINANCIAL INVESTMENT TRUST AND PREDECESSOR

Consolidated Statements of Cash Flows

(unaudited)

	Company Three Months Ended June 30, 2004	Predecessor Three Months Ended June 30, 2003	Company Six Months Ended June 30, 2004	Predecessor Six Months Ended June 30, 2003
Cash flows from operating activities:
Net income (loss)	$267,236	$(2,878,316)	$(279,022)	$9,417,290
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on sale of loans	—	—	—	(10,696,524)
Gain on sale of retained interests	—	—	—	(265,352)
Changes in fair value of interest rate swap contracts	(221,854)	—	(156,371)	—
Depreciation and amortization - property and equipment	39,547	33,307	69,716	68,555
Depreciation and amortization - deferred origination fees, net of expense	(36,123)	(18,739)	(69,062)	(40,981)
Provision for possible loan losses	267,750	—	499,426	—
Amortization of unearned compensation	238,725	—	477,450	—
(Accretion) amortization of (discount) premium on retained interests	(46,925)	22,301	(57,576)	(4,013)
Changes in operating assets and liabilities:
Increase in securities sold, but not yet purchased - related party	—	23,291,448	—	32,103,625
Increase in interest rate swap contracts	(501,328)	—	(501,328)	(5,900,800)
Increase in securities purchased under resale agreements - related party	—	(23,739,820)	—	(32,396,440)
Decrease (increase) in due from broker	2,380,000	(39,730)	—	6,400,270
(Increase) decrease in accrued interest receivable	(140,880)	(428,360)	(149,241)	678,314
(Increase) decrease in prepaid expenses and other assets	(1,432,121)	180,637	(744,561)	(47,966)
Decrease in due to broker - related party	—	(55,131)	—	(1,699,778)
Increase (decrease) in accrued interest payable	143,980	(212,944)	59,639	(98,444)
Increase (decrease) in accrued interest payable - related party	—	880,825	—	(975,004)
Increase (decrease) in customer deposits	469,426	(195,037)	390,475	(141,539)
Increase (decrease) in accounts payable and accrued liabilities	254,371	27,235	(1,145,368)	(170,591)
Net cash provided by (used in) operating activities	1,681,804	(3,132,324)	(1,605,823)	(3,769,378)
Cash flows from investing activities:
Disbursements for loan originations, net of fees received	(31,257,591)	(46,455,102)	(58,313,327)	(85,202,431)
Repayments of loans	1,127,181	4,020,333	2,172,647	4,701,420
Net proceeds from sale of retained interests	—	—	—	2,983,560
Net proceeds from sale of loans	—	—	—	145,464,590
Capital expenditures, net	(71,214)	(14,560)	(193,220)	(18,854)
Net cash (used in) provided by investing activities	(30,201,624)	(42,449,329)	(56,333,900)	67,928,285
Cash flows from financing activities:
Proceeds from over-allotment	—	—	16,875,000	—
Payment of over-allotment expenses	—	—	(1,246,316)	—
Borrowings from warehouse line of credit	101,200,000	42,872,000	123,004,000	78,706,000
Repayments of warehouse line of credit	(75,026,223)	(3,720,174)	(76,071,690)	(133,905,999)
Borrowings from subordinated loans	—	7,147,766	—	12,081,901
Repayments of subordinated loans	—	(950,160)	—	(20,855,980)
Borrowings from interest capitalization notes	—	62,526	—	131,569
Repayments of interest capitalization notes	—	(686,107)	—	(686,107)
Net cash provided by (used in) financing activities	26,173,777	44,725,851	62,560,994	(64,528,616)
Net (decrease) increase in cash and cash equivalents	(2,346,043)	(855,802)	4,621,271	(369,709)
Cash and cash equivalents, beginning of period	32,612,892	1,096,523	25,645,578	610,430
Cash and cash equivalents, end of period	$30,266,849	$240,721	$30,266,849	$240,721

Supplemental disclosure of cash flow information:
Interest paid	$638,756	$744,199	$1,158,816	$2,009,831
Interest received	$3,197,038	$1,015,242	$6,110,079	$3,213,623

Supplemental disclosure of non-cash flow information:
Interest payable on interest rate swaps	$235,729	$—	$235,729	$—
Changes in fair value of interest rate swap agreements	$4,589,455	$—	$1,335,422	$—
Changes in fair value of retained interests in securitization	$559,768	$57,391	$696,728	$292,370
Allocated basis of retained interest in 2003-1 securitization	$—	$—	$—	$4,948,353
Dividends declared	$798,845	$—	$798,845	$—

See accompanying notes to unaudited consolidated financial statements.

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

Concurrently with the completion of the IPO, the Trust authorized 50.0 million preferred shares of beneficial interest. No preferred shares have been issued.

The Trust utilized its net proceeds of $102.4 million to repay $77.8 million in borrowings. After repayment of certain borrowings, the Trust had $24.6 million in available cash immediately following the IPO.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation – Interim Financial Statements

The unaudited interim consolidated financial statements presented herein include all of the accounts of the Trust and its wholly owned subsidiary, Falcon Financial II, LLC (collectively, the “Company”) which commenced operations on December 22, 2003. For periods prior to that time, this report includes the financial statements of the Predecessor. All intercompany transactions and account balances have been eliminated in consolidation.

The accompanying unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America, commonly referred to as U.S. GAAP, for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission, commonly referred to as the SEC for reporting on the Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes for complete U.S. GAAP financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the period ended December 31, 2003, contained in the Company’s Transition Report on Form 10-K for the transition period from October 1, 2003 to December 31, 2003 filed with the SEC on March 30, 2004. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position at June 30, 2004 and December 31, 2003, the results of its operations and its cash flows for the three and six months ended June 30, 2004 and 2003, and changes in shareholders’ equity and comprehensive income for the six months ended June 30, 2004.

The results of operations for any interim period are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates and assumptions.

(b) Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company and its Predecessor consider all highly liquid investments with original maturities of less than three months at the date of acquisition to be cash equivalents. These assets are carried at cost, which approximates fair value. Restricted cash is not considered as cash or cash equivalents for the purpose of the statements of cash flows.

(c) Loans Receivable, net

The Company originates loans that are underwritten with the intention of securitizing the receivables in a financing transaction, which will be accounted for as secured borrowings under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement 125” (“SFAS No. 140”), and carry the loans on the statements of financial position to maturity. The loans receivable are stated at their principal amount outstanding, less net deferred loan fees, unearned discounts and allowance for possible loan losses. Nonrefundable origination fees less certain related direct costs associated with the origination of the loans are deferred and amortized into interest income over the term of the loan using a method that approximates the interest method.

All loans originated by the Predecessor were underwritten with the intention of securitizing and selling the portfolio and are carried at the lower of cost or market value on the statements of financial position. The amount, if any, by which the cost exceeds the fair value, is recorded as a valuation allowance. Changes in the valuation allowance are recorded in the statements of operations. As of June 30, 2003, no valuation allowance was deemed necessary.

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

The Company accounts for its allowance for losses on loans in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”) and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”).  Both Statements require the Company to evaluate the collectibility of both contractual interest and principal loan payments.   SFAS No. 5 requires the accrual of a loss when it is probable that a loan has been impaired and the amount of the loss can be reasonably estimated.  SFAS No. 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or as an alternative, at the loan’s observable market price or fair value of the collateral.  A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loss from impairment represents the amount by which a creditor’s recorded investment in a loan exceeds the present value of the expected future cash flows from the loan discounted at the loan’s effective interest rate (including the fair value of the collateral that may be part of the loan).  Losses for which such provisions for impairment are made, unless applied as a write-down of the recorded investment in the loan, represent a portion of the creditor’s allowance for loan losses.

(e) Retained Interests in Loan Securitizations

The Predecessor accounted for its loan securitizations in accordance with SFAS No. 140. When the Predecessor sold loans in a securitization, it may have retained one or more subordinated certificates from the certificates issued.  Securitizations may be structured in various ways but generally conform to a common model.  Typically, an issuer sells a portfolio of loans to a special purpose entity established for the sole purpose of purchasing and reselling the loans to a securitization trust.  The securitization trust then may issue bonds or certificates collateralized by the loans transferred to the securitization trust.  The proceeds received from these bonds or certificates are used to purchase the loans from the issuing entity.  The gain on the sale of loans is the difference between the proceeds from the sale of loans (net of related selling costs) and the allocated carrying amount of the receivables sold, including deferred origination fees and costs.  The Predecessor determined the carrying amount by allocating the total carrying amount of the loans sold between the portion sold and the interests retained based on each portion’s relative fair values at the time of the securitization. Assumptions used in calculating the estimated fair value of such retained interests are subject to volatility that could materially affect operating results.

Retained interests in securitizations are accounted for as available-for-sale securities and are carried at estimated fair value, with unrealized gains or losses included in stockholders’ equity within the caption accumulated other comprehensive income (loss). The Company is not aware of an active market for the purchase and sale of these retained interests at this time and accordingly, the Company estimates the fair value of the retained interest by calculating the present value of the estimated expected future cash flows received by the Company after being released by the securitization trust, using a discount rate commensurate with the risk involved taking into consideration the results of sales of certificates owned by the Company to third parties. The cash flows being discounted are adjusted for estimated net losses due to defaults or prepayments. The Company has experienced four defaulted loans since inception (of which one has been fully resolved and three are pending resolution) and no prepayments in its retained interests in securitizations as of June 30, 2004 and December 31, 2003. All other loans are current.

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

Changes in the fair value of the retained interests resulting from changes in the timing of cash flows to be received by the Company or changes in market interest rates are adjusted through accumulated other comprehensive income (loss) within stockholders’ equity. Reductions in the estimated aggregate cash flows to be received by the Company, caused by defaults or prepayments that result in a reduction to the fair value of the retained interests, are considered an other than temporary impairment and are recognized through a charge to expense in that period.

(f) Restricted Cash and Holdback of Loan Proceeds

The Company maintains various escrow accounts on behalf of its borrowers to fund work that needs to be performed on the borrower’s property as a condition to the loan agreement. At June 30, 2004 and December 31, 2003, the Company held $2,026,404 and $2,657,660, respectively, of cash collateral for the completion of those projects.

(g) Interest, Fees and Direct Costs on Loans

Interest is accrued monthly on outstanding principal balances unless management considers the collection of interest to be uncertain (generally, when loans are contractually past due three months or more).

Origination fees received and direct costs incurred related to the origination of the loans is deferred as an adjustment to the carrying value of the loan portfolio. Origination fees and direct costs incurred are amortized into income over the life of the related loan. At the time of sale of the related loans, any remaining deferred fees and costs are recognized as income and included with the gain or loss on the sale of loans.

(h) Servicing Income

Under servicing agreements for all of the Company securitizations, servicing fees for loans in good standing are accrued monthly based upon the then outstanding principal balances of loans serviced.  The Company acts as primary servicer and special servicer with respect to loans securitized. A subsidiary of the Bank of New York acts as master servicer. The Company earns a servicing fee of 0.085% per annum (0.095% on the Company’s most recently completed securitization in 2003) of the outstanding loan balance with respect to each loan serviced in its capacity as primary servicer. As a special servicer, the Company will earn a servicing fee of 0.25% per annum of the outstanding balance of each loan in default. Servicing fees on defaulted loans are earned and paid monthly once a loan enters into default status. Currently, there are three loans in default.  Fees received for loan servicing approximate the actual cost of servicing.

(i) Securities Sold, But Not Yet Purchased

The Predecessor entered into certain transactions (short sales and purchases, and securities resale and repurchase agreements) to mitigate the effects that changes in interest rates and credit spreads have on the fair value of its fixed-rate loan portfolio held for sale. In connection with the Predecessor’s short sales, its obligation to deliver the securities to Goldman, Sachs & Co. is recorded in the statements of financial position under the caption securities sold, but not yet purchased. This liability is carried at market value with any unrealized gain or loss recorded in the statements of operations. The related interest expense recorded in the statements of operations over the period held for the three and six months ended June 30, 2003 was $394,999 and $544,303, respectively.

(j) Securities Purchased Under Resale Agreements

Purchases of securities under agreements to resell and sales of securities under agreements to repurchase are accounted for as secured lending and financing transactions, respectively. In connection with the Predecessor’s purchase contracts, its obligation to resell the securities to Goldman, Sachs & Co. is recorded in the statements of financial position. These assets are carried at the amounts at which the identical securities will be subsequently resold as specified in the agreements, generally at market value. The related interest income recorded in the statements of operations for the three and six months ended June 30, 2003 was $54,105 and $76,837, respectively.

(k) Interest Rate Swap Contracts

The Company enters into forward interest rate swap contracts as a means of mitigating the impact that changes in interest rates and credit spreads have with respect to the forecasted issuance of long-term debt. The contracts are evaluated at inception and on an on-going basis in order to determine whether the contracts qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting treatment. Forward starting interest rate swaps accounted for as cash flow hedges are carried in the statements of financial position at fair value with changes in their fair value recorded in accumulated other comprehensive income (loss). Any ineffectiveness which arises during the hedging relationship is recognized in statements of operations during the period in which it arises.

The Predecessor entered into interest rate swap arrangements to mitigate the impact that changes in interest rates and credit spreads have on the value of its fixed-rate loan portfolio held for sale.  The term of the derivative contracts is determined by duration of the loans held for sale pool.  Swap contracts are carried at fair value with any unrealized gain or loss recorded in the statements of operations.  The related interest income and interest expense is recorded in the statements of operations over the periods held. The aggregate net interest expense and market value change for the three and six months ended June 30, 2003 was $0 and $678,816, respectively.

(l) Property and Equipment, net

Property and equipment, net are reported at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over five years for furniture and fixtures and three years for computers and equipment. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining term of the respective leases.

The components of property and equipment, net at June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
	(unaudited)
Furniture and fixtures	$334,505	$322,140
Computers and equipment	577,267	396,412
Leasehold improvements	79,363	79,363
Gross property and equipment, at cost	991,135	797,915

Less: accumulated depreciation and amortization	(531,771)	(462,055)
Property and equipment, net	$459,364	$335,860

Depreciation and amortization expense for the three and six months ended June 30, 2004 and 2003 was $39,547 and $69,716 and $33,307 and $68,555, respectively.

(m) Equity Incentive and Option Plans

Immediately prior to the IPO, the Company adopted an Equity Incentive Plan and issued restricted common shares to its executives, employees and non-employee trustees. Unearned compensation expense was recorded by the Company as reduction to stockholders’ equity and charged to compensation expense on a straight-line basis over the vesting period of three years.  The compensation expense for the three and six months ended June 30, 2004 was $238,725 and $477,450, respectively.

In September 1999, the Predecessor adopted the Falcon Financial, LLC Option Plan.  The options of the Predecessor were recorded based on the fair value method as prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation.” The option plan was terminated prior to the formation transaction on December 22, 2003.

(n) Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) and certain amounts reported directly in stockholders’ equity, such as net unrealized gain or loss on retained interests in securitizations and the change in the fair value of cash flow hedges.  Accumulated other comprehensive income (loss) reported in the statements of financial position as of June 30, 2004 and December 31, 2003, represents the accumulated unrealized gain (loss) on retained interests in securitizations and interest rate swaps accounted for as cash flow hedges.  The components of comprehensive income (loss) for the three and six months ended June 30, 2004 are as follows:

(Unaudited)	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Net income (loss)	$267,236	$(279,022)

Unrealized gain on hedging transactions	4,589,455	1,335,422

Unrealized gain on retained interests in securitizations	559,768	696,728

Comprehensive income	$5,416,459	1,753,128

(o) Income Taxes

The Company has elected to be treated as a real estate investment trust (hereafter “REIT”) for federal income tax purposes. To maintain its status as a REIT, the Company must comply with the REIT provisions of the Internal Revenue Code of 1986, as amended (hereafter “IRC”). If the Company distributes 90% of its taxable income to its shareholders and satisfies the various REIT asset, income, stock ownership and other tests required under the IRC, the Company generally will not be subject to federal income tax. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax including any applicable alternative minimum tax on its taxable income at regular corporate rates. Under certain circumstances, if the Company qualifies as a REIT, it may be subject to federal income tax and excise tax on its undistributed taxable income and may also be subject to state and local income taxes.  The Company’s subsidiary, Falcon Financial II, LLC is a taxable REIT subsidiary for federal income tax purposes and is fully taxable at normal corporate tax rates.

(p) Earnings (Loss) Per Common Share

The Company calculates basic earning (loss) per share by dividing net income (loss) for the period by the weighted-average shares of its common stock outstanding for that period. Diluted earning (loss) per share takes into account the effect of dilutive instruments, such as unvested restricted shares, based on the average share price for the period in determining the number of incremental shares that are added to the weighted-average number of shares outstanding using the treasury stock method.

The reconciliation of shares used in the basic and diluted earnings (loss) per common share computations for the three and six months ended June 30, 2004, respectively, is as follows (unaudited):

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Net income (loss)	$267,236	$(279,022)

Weighted average shares outstanding	15,981,565	15,654,160
Effect of dilutive securities:
Unvested restricted shares	(319,065)	(321,330)

Basic weighted average shares outstanding	15,662,500	15,332,830
Effect of dilutive securities:
Dilutive impact of restricted shares	34,821	53,340

Diluted weighted average shares outstanding	15,697,321	15,386,170

Earnings (loss) per common share:
Basic and diluted	$0.02	$(0.02)

(q) Reclassifications

Certain items from prior periods have been reclassified to conform to current period presentation.

(r) Recent Accounting Developments

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of ARB 51 (FIN 46). The interpretation provides guidance on consolidating variable interest entities (“VIE”) and applies immediately to variable interests created after January 31, 2003.  The guidelines of the interpretation as revised by FIN 46 (revised December 31, 2003), “Consolidation of Variable Interest Entities” (FIN 46R) became applicable to the Company in the first quarter of 2004 for variable interest entities created before February 1, 2003.  The interpretation requires VIEs, formerly referred to as special purpose entities, to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties, or the equity investors lack certain specified characteristics.  Adoption of this new accounting standard did not have a material effect on the Company’s financial condition or results of operations.

(3) Loans Receivable, net

Loans receivable, net as of June 30, 2004 and December 31, 2003 are summarized as follows:

	June 30, 2004	December 31, 2003
	(unaudited)
Loans	$184,429,432	$127,846,080
Less: Net deferred loan origination fees and initial direct costs	(1,056,376)	(682,766)
Allowance for possible loan losses	(1,586,118)	(1,086,692)
Loans, net	$181,786,938	$126,076,622

Loans receivable at June 30, 2004 are comprised of fixed-rate and variable-rate loans with interest rates ranging between 7.18% and 9.52% and 4.15% and 5.75%, respectively. Maturity dates range from February 1, 2011 to April 1, 2023 with 68.3% maturing during 2018. Eight loans totaling approximately $58.4 million have balloon payments of approximately $3.4 million on June 1, 2009, approximately $4.0 million on February 1, 2011, approximately $6.2 million on July 1, 2011, approximately $1.5 million on December 1, 2013, approximately $2.0 million on March 1, 2014, approximately $17.1 million on April 1, 2014 and approximately $12.0 million on July 1, 2014. There are 23 borrowers located in 18 states. Approximately 45.5% of the outstanding principal balance of the loans is to seven borrowers located in three states (Florida-23.6%, Tennessee-11.5%, and Ohio-10.4%). There are no other concentrations greater than 10% in any other state or to any individual borrower.

Loans receivable at December 31, 2003 are comprised of fixed-rate loans with interest rates ranging between 8.14% and 9.52%. Maturity dates range from February 1, 2011 to April 1, 2023 with 78.9% maturing during 2018. Two loans totaling approximately $9.6 million have balloon payments of approximately $4.0 million on February 1, 2011 and approximately $1.5 million on December 1, 2013. There are 17 borrowers located in 15 states. Approximately 33.13% of the principal balance of the loans is to three borrowers located in two states (Florida-22.1% and Virginia-11.03%). There are no other concentrations greater than 10% in any other state or to any individual borrower.

The Company originates franchise mortgage loans secured by automotive dealerships, including real estate and improvements (real collateral), parts inventory, and blue-sky value (business asset collateral). Blue-sky or franchise value is an intangible asset that is a function of, among other things, the business reputation, brand strength, financial strength and market share of the dealership. The Company also originates mortgage loans secured by real collateral.  The Company’s liens on business asset collateral may be subordinated in whole or in part to liens held by other lenders.

There were no loans with unpaid principal or interest balances contractually past due or on non-accrual status as of June 30, 2004 and December 31, 2003.

(4) Allowance for Possible Loan Losses

The Company establishes an allowance for possible loan losses to reserve for losses inherent in the Company’s loan portfolio. The following summarizes the activity in the allowance for possible loan losses for the period from December 31, 2003 through June 30, 2004 (unaudited):

Balance at December 31, 2003	$1,086,692
Provision for possible loan losses	499,426
Balance at June 30, 2004	$1,586,118

(5) Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133.” In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133.” In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These Statements, collectively referred to as SFAS No. 133, establish accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the statements of operations and requires that a company document, designate, and assess the effectiveness of transactions that receive hedge accounting under SFAS No. 133.

The Company enters into forward starting interest rate swap transactions to mitigate the effect that changes in interest rates and credit spreads have on the forecasted issuance of long-term debt. In swap transactions, the Company will generally enter into an interest rate swap contract, receiving a floating rate of interest and paying a fixed rate of interest. The term of the swap contracts is determined by the duration of the forecasted long-term debt to be issued. These swaps are accounted for as cash flow hedges and changes in their fair value are recorded in accumulated other comprehensive income (loss).

The Predecessor entered into certain transactions (short sales and purchases, securities resale and repurchase agreements, and interest rate swaps) to mitigate the effect that changes in interest rates and credit spreads have on the fair value of its fixed-rate loan portfolio held for sale. Periods of rising interest rates and widening credit spreads decrease the fair value of the loan portfolio held for sale.  Generally, the Predecessor entered into these transactions when the rate was locked on a pending loan just prior to the closing of the loan.  The new loan was added to the pool of loans being held for sale and the pool was then reviewed to determine what, if any, additional hedging transaction was to be executed.  Generally, the Predecessor shorted U.S. Treasuries and invested the proceeds in repurchase agreements with Goldman, Sachs & Co. with U.S. Treasury notes as the underlying securities. In swap transactions, the Predecessor generally entered into an interest rate swap contract, receiving a floating rate of interest and paying a fixed rate of interest. The term of the swap contracts was determined by duration of the loans held for sale pool. The Predecessor had a contractual obligation to settle the repurchase and swap agreements with Goldman, Sachs & Co. at the current fair value on the repurchase date. These contracts have been recorded as free standing derivatives with changes in fair value recorded in results of operations.

As of June 30, 2004, the Company had nine forward starting interest rate swap contracts accounted for as cash flow hedges on which the Company paid fixed and received floating.  The contracts had a total notional amount of $124,485,777 and a fair value of $2,382,904. There was accrued interest on these contracts of $235,729 at June 30, 2004. The contracts had maturity dates ranging from April 1, 2014 to February 28, 2018. Fixed interest rates ranged from 4.045% to 5.315% and a floating rate of 1.369%.

As of December 31, 2003, the Company had four forward starting interest rate swap contracts accounted for as cash flow hedges on which the Company paid fixed and received floating.  The contracts had a total notional amount of $94,271,976 and a fair value of $389,783. There was no accrued interest on these contracts at December 31, 2003. The contracts had maturity dates ranging from April 1, 2014 to December 1, 2016. Fixed interest rates ranged from 4.045% to 4.815% and a floating rate of 1.12%.

As of June 30, 2004 and December 31, 2003, included in accumulated other comprehensive income (loss) for the forward starting interest rate swap contracts was $1,725,205 and $389,783, respectively.

(6) Loan Securitizations

Through a special purpose bankruptcy remote subsidiary, the Predecessor entered into securitization transactions that qualified as sales for financial reporting purposes, resulting in off-balance sheet accounting treatment. The Predecessor retained rated and non-rated certificates issued in connection with the securitization transaction.

In February 2003, the Predecessor completed Falcon Auto Dealership Loan Trust Certificates 2003-1, securitizing loans with a principal balance of $141,060,558, receiving net proceeds (after the payment of expenses) of $145,464,590 and retaining rated and non-rated certificates with an allocated book value of $4,962,378 and a fair value of $5,431,623. The securitization transaction resulted in a pretax gain of $10,696,524. The proceeds from the securitization were used to pay down borrowings outstanding under the warehouse line of credit and the senior subordinated loans.

In February 2003, the Predecessor sold 100% of its rated retained interest in the 2003-1 Trust to a third party. The Predecessor received proceeds of $2,983,560 and realized a gain of $265,352.

In August 2003, a delinquency was experienced in the 2003-1 Trust for a loan with an unpaid principal balance of approximately $9.5 million. The loan defaulted in September 2003 and the Predecessor estimated that there would be an other than temporary reduction in the aggregate cash flows that the Predecessor expects to receive from the 2003-1 Trust for its unrated retained interest.  Accordingly, the Predecessor charged $422,477 to expense, which was the amount considered to be other than temporary decline in the Predecessor’s fair value of the unrated retained interest. This estimated reduction in aggregate cash flows was based on management’s assessment of the amount it would ultimately collect on the defaulted loan.

In October 2003, Moody’s downgraded the Class A-1 and A-2 certificates in the 2003 securitization from Aaa to Aa1, the Class B certificates from Aa2 to Aa3, the Class C certificates from A2 to A3, the Class D certificates from Baa2 to Baa3, the Class E certificates from Ba2 to Ba3, and the Class F certificates from B3 to Caa2. In November 2003, Moody’s further downgraded the Class A-1 and A-2 certificates in this securitization from Aa1 to Aa2, the Class B certificates from Aa3 to A1, the Class C certificates from A3 to Baa1, the Class D certificates from Baa3 to Ba1, the Class E certificates from Ba3 to B3 and the Class F certificates from Caa2 to Caa3. In November 2003, Fitch Ratings downgraded the Class E certificates in this securitization from BB to B+ and the Class F certificates from B to CC. Additionally, Fitch Ratings placed the Class B, C, D, E and F certificates on rating watch for potential downgrade. Fitch Ratings affirmed the Class A certificates at AAA.  There have been no other ratings downgrades subsequent to November 2003.

In January 2004, a delinquency was experienced in the 2001-1 Trust for a loan with an unpaid principal balance of approximately $2.5 million. The loan defaulted in January 2004 and the Company estimated that there would be an other than temporary reduction in the aggregate cash flows that the Company expects to receive from the 2001-1 Trust for its unrated retained interest. While this delinquency resulted in an estimated $0.2 million reduction in the value of the retained interest on the 2001-1 Trust, it was offset by unrealized gains in accumulated other comprehensive income (loss) for the 2001-1 transaction and accordingly, did not result in a charge to the statements of operations. This estimated reduction in aggregate cash flows was based on management’s assessment of the amount it would ultimately collect on the defaulted loan. The real estate collateral for this loan was foreclosed upon.

For the 1999-1 Trust, 2000-1 Trust, 2001-1 Trust and the 2003-1 Trust, the master servicer fee rate was 0.065% (0.055% on the 2003-1 Trust), the primary servicer fee rate was 0.085% (0.095% on the 2003-1 Trust) and the trustee fee rate was 0.010%.

In August 2004, a delinquency was experienced in the 2001-1 Trust for a loan with an unpaid principal balance of approximately $5.4 million.  The loan defaulted in August 2004. The impact of the defaulted loan on the value of the Company’s retained interest in the 2001-1 Trust can not be determined until such time that management has completed its assessment of the foreseeable recovery in connection with such loan.  As such, the Company has not recorded a change in the value of its retained interest in the 2001-1 Trust at this time.

The activity related to the Company’s retained interests as of June 30, 2004 and December 31, 2003 is as follows:

	June 30, 2004	December 31, 2003
	(Unaudited)
Balance at beginning of period, January 1, 2004 and October 1, 2003, respectively	$7,239,136	$7,347,881
Interest income recorded	603,084	375,517
Cash received	(545,508)	(360,589)
Fair value adjustments, net of other than temporary decline in value	696,728	(123,673)
Balance at end of period	$7,993,440	$7,239,136

The Company’s key assumptions used to value the retained interests at June 30, 2004 are the loss/prepayment rate over the life of the transaction (which ranges from 2.88% to 5.12%), and the discount rates applied to the future cash flows (which ranges from 14.5% to 18.0%).  These assumptions are consistent with the assumption used at December 31, 2003 to value the retained interests.  The result of changing the key economic and sensitivity of the current fair value of retained interest to an immediate 10% and 20% adverse change in those assumptions would not be materially different than those previously discussed in the Company’s Transition Report on Form 10-K for the transition period ended December 31, 2003.

As of June 30, 2004 and December 31, 2003, net unrealized gains for the Company’s retained interests in securitizations included in accumulated other comprehensive income (loss) was $1,978,662 and $1,281,934, respectively.

(7) Borrowings

Credit Line

On April 28, 2004, the Company entered into a $150.0 million Revolving Warehouse Financing Agreement with iStar Financial Inc., solely for the purpose of originating loans, which replaced the previously existing facility, $150.0 million Revolving Warehouse Financing Agreement dated January 7, 1998 with ABN AMRO Bank, N.V., as lender, and SunAmerica Life Insurance Company or SALIC (an affiliate of SunAmerica, Inc.), as guarantor.  The new facility may be increased to $200.0 million at the Company’s option with the consent of iStar. Interest is calculated using LIBOR plus 290 basis points.  Under the facility, iStar financed all of the Company’s existing outstanding loans that were financed under the previously existing warehouse facility, which was terminated concurrent with this transaction.  In connection with entering into the new facility, the Company paid a fee of $1,875,000 to iStar and a termination fee of $199,500 to the lenders under the previously existing facility in the quarter ended June 30, 2004.  The interest rate as of June 30, 2004 was 3.29%. The outstanding balance as of June 30, 2004 was $100,408,189.

The warehouse credit line is secured by, among other things, the Company’s loans.  All payments made by borrowers in respect of such loans are applied on a monthly basis to pay the outstanding fee and interest obligations under the new warehouse credit line and to reduce the principal amount outstanding under the new warehouse credit line by an amount equal to the portion of the payments on the loans that constitute payments of principal.

The maturity date of the new warehouse credit line is April 10, 2005.  The availability of funds under this credit line is subject to, among other things, compliance with specified financial covenants relating to leverage ratio, net worth, limitations on capital expenditures and limitations on total indebtedness, as described below.  The Company is required under the warehouse facility to maintain a ratio of consolidated total debt to consolidated net worth not in excess of 4:1 and a consolidated net worth of not less than $80.0 million.  The Company generally may not maintain indebtedness outside the new warehouse credit line other than indebtedness to fund obligations under the Company’s hedging arrangements, purchase money indebtedness for the acquisition of assets not in excess of $1.0 million, indebtedness in connection with securitization transactions and certain capital leases.  In order to make a borrowing under the facility, either Vernon B. Schwartz, the Company’s Chairman and Chief Executive Officer, or David A. Karp, the Company’s President and Chief Financial Officer, must be employed as a senior executive officer of the Company with the same decision making authority as on April 28, 2004.

The lender under the new warehouse credit line will generally fund up to 80%, the advance rate, of the principal amount of eligible loans that the Company originates with the lender’s approval.  The maximum funding available for any individual loan is not permitted to exceed $20.0 million.  In addition, the lender will not fund an amount in excess of 66.6% of the aggregate market value of the eligible loans.

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

The Predecessor entered into a $150.0 million Revolving Warehouse Financing Agreement dated January 7, 1998 (the “Warehouse Loan Agreement”) with ABN AMRO Bank, N.V., as lender, and SunAmerica Life Insurance Company or SALIC (an affiliate of SunAmerica, Inc.), as guarantor (collectively, the “Lenders”), solely for the purpose of originating loans.  SALIC, along with Goldman Sachs Mortgage Company (an affiliate of Goldman, Sachs & Co.), as a result of a participation agreement between two entities, were the guarantors of the Warehouse Loan Agreement.  As guarantors, each of the entities were paid fees of $87,133 and $259,980 for the three and six months ended June 30, 2003.  The fees are shown in the statements of operations within the caption interest expense—related party.  The maturity date was October 1, 2004.  This credit facility was collateralized by the loans held for sale.  The Company was required to make prepayments under the warehouse facility under certain circumstances.  Among other things, in the event that a customer defaulted on a scheduled loan payment that is not cured within 30 days, such loan would be treated as a defaulted receivable and the Company would be required to prepay the outstanding principal amount of the borrowings incurred under the warehouse facility in respect of such defaulted receivable.  Interest was calculated using a 30-day commercial paper rate plus 300 basis points until December 22, 2003, when it was reduced to a 30-day commercial paper rate plus 200 basis points (which includes amounts paid to the guarantors as described above).  The interest rate as of December 31, 2003 was 3.09%.  The outstanding balance as of December 31, 2003 was $53,475,879.  On April 28, 2004, the outstanding balance under the Warehouse Loan Agreement was paid in full and the Warehouse Loan Agreement was terminated.

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

Senior Subordinated Debt

The Predecessor entered into a $19.3 million Amended and Restated Senior Subordinated Loan Agreement dated January 7, 1998 with Goldman Sachs Mortgage Company and SALIC. The agreement provided for a $5.0 million working capital loan, a $2.0 million hedge loan and $12.3 million for loan originations. The interest rate on the senior subordinated loan was 12%, with 9% payable in cash and 3% accrued and capitalized. This loan was paid in full on December 23, 2003 and the loan terminated.  Interest expense for the three and six months ended June 30, 2003 was $721,484 and $1,374,376, respectively.

The Predecessor entered into a $0.5 million Junior Subordinated Loan Agreement dated April 19, 1999 with Falcon Auto Venture, LLC. The agreement provided for a $0.5 million working capital loan.  The interest rate on the junior subordinated loan was 12%, with 9% payable in cash and 3% accrued and capitalized. This loan was paid in full on December 23, 2003 and the loan terminated.  Interest expense for the three and six months ended June 30, 2003 was $16,343 and $32,993, respectively.

(8) Equity Incentive and Option Plans

In November 2003, the Company adopted the 2003 Equity Incentive Plan to provide incentives to employees, non-employee trustees and other service providers to stimulate their efforts toward the Company’s continued success, long-term growth and profitability and to attract, reward and retain key personnel. The plan approved 725,658 restricted common shares reserved for issuance, of which 318,300 were issued immediately prior to the closing of the IPO, with the remaining 407,358 shares available for future issuance. The 318,300 shares issued were valued at the IPO price of $9 per share and recorded in stockholders’ equity under the caption of unearned compensation. During the three and six months ended June 30, 2004, 0 and 10,000 additional shares valued at $9.38 per share were issued and 9,800 and 14,800 shares, respectively, were retired bringing the outstanding restricted shares to 313,500.  The shares vest over three years and will be amortized into the statements of operations as compensation expense ratably over the vesting period.

In September 1999, the Predecessor adopted the Falcon Financial, LLC Option Plan. The Predecessor granted certain employees options, which generally expired ten years from the grant date, to purchase membership interests in the Predecessor at prices not less than the market value of the membership interests on the grant date. Option exercise prices were determined by reference to comparable public company market values and earnings multiples. Options vested at a rate of 20% per year beginning one year after the date of hire. The Predecessor did not incur an expense associated with the option plan for the three and six months ended June 30, 2003. The plan was terminated prior to the formation transaction on December 22, 2003 and through that date no options had been exercised.

(9) Commitments and Contingencies

(a) Financial Instruments with Off-Balance Sheet Risk

The Company’s financial instruments with off-balance sheet risk were limited to fixed-rate mortgage loan origination commitments with total contractual amounts of $0 and $2.2 million as of June 30, 2004 and December 31, 2003, respectively. These instruments involve elements of credit risk and interest rate risk in addition to the amounts recognized in the statements of financial position. The contractual amounts represent the Company’s maximum potential exposure to credit loss but do not necessarily represent future cash requirements since certain commitments may expire without being funded. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Commitments are subject to the Company’s credit approval process, including a case-by-case evaluation of the customer’s creditworthiness and related collateral requirements. The Company collected cash deposits in connection with these commitments of $0 and $19,534 as of June 30, 2004 and December 31, 2003, respectively.

(b) Operating Leases and Contractual Obligations

As of June 30, 2004, the Company was obligated under noncancelable operating lease agreements for office space and computer equipment.  The future minimum lease payments under these lease agreements at June 30, 2004 were:

2004 (July 1 to December 31)	$103,287
2005	206,190
2006	208,248
2007	218,049
2008	227,853
Thereafter	807,276
$1,770,903

The Company had previously entered into employment agreements with three members of senior management.  Effective July 1, 2004, the Company entered into an employment agreement with an additional member of senior management.  The agreements range in terms from eighteen to thirty-six months, subject to additional one year renewals. The future minimum salary expense relating to these agreements is $987,500, $1,075,000 and $750,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

(10) Related Party Transactions

The Company is involved in significant financing, risk management and other transactions, and had significant related party balances with Goldman, Sachs & Co. (an affiliate of MLQ Investors, LP), SunAmerica, Inc. and Falcon Auto Venture, LLC, both directly and indirectly through affiliates and subsidiaries of these entities. The Company entered into these transactions in the ordinary course of business and believed that the terms of these transactions were on market terms that could be obtained from unrelated third parties. As of December 22, 2003, after the IPO transaction, the aforementioned related parties were no longer considered related parties as their ownership of the Company has been significantly reduced to less than 5%.

Included in the statements of operations are revenues and expenses resulting from various financing, capital markets transactions and loan sales transactions. The following table sets forth the related party revenues and expenses included in the respective captions in the statements of operations for the three and six months ended June 30, 2003, respectively. The amounts reflect the related party transactions with Goldman, Sachs & Co., except where otherwise indicated and are as follows:

(Unaudited)	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Interest income on securities purchased under resale agreements – related party	$54,105	$76,837
Gain on sale of loans (fee expense)	—	(1,414,936)
Changes in fair value of interest rate swap contracts	—	678,816
Loss on securities sold, but not yet purchased – related party	2,447,251	1,365,982
Interest expense on borrowings – related party ($360,742 and $16,343 and $687,188 and $32,993 related to SunAmerica, Inc. and Falcon Auto Venture, LLC for the three and six months ended June 30, 2003, respectively)	737,827	1,407,369
Interest expense on securities sold, but not yet repurchased – related party	394,999	544,303

Facility fee expense ($46,875 and $93,750 for the three and six months ended June 30, 2003, respectively, related to SunAmerica, Inc.)	93,750	187,500

(11) Dividends

On July 14, 2004, the Company declared a cash dividend of $798,845, or $0.05 per common share applicable to the three-month period ended June 30, 2004, and payable to shareholders of record on August 2, 2004.  The dividend is payable on August 16, 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is provided as a supplement to the accompanying unaudited consolidated financial statements and footnotes in Item 1 — Financial Statements to help provide an understanding of our financial condition, changes in our financial condition and results of operations.  The MD&A is organized as follows:

Forward-looking statements.  This section discusses how certain forward-looking statements made by us throughout the MD&A are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

Overview.  This section provides a general description of our business.

Off-Balance Sheet Arrangements.  This section provides a description of our off-balance sheet arrangements such as retained interests and securitizations and their material effects in our financial position, changes in financial position and results of operations.

Critical accounting policy and use of estimates.  This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

Results of operations.  This section provides an analysis of our results of operations for the three and six months ended June 30, 2004 and 2003.  In addition, a brief description is provided of transactions and events that impact comparability of the results being analyzed.

Liquidity and capital resources.  This section provides an analysis of our cash position and cash flows as well as a discussion of our financing arrangements.  In this section, we also summarize related party transactions and recent accounting pronouncements.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical fact may be forward-looking statements within the meaning of Section 21(e) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21(e) of the Exchange Act, as amended. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “estimate,” “predict,” “expect,” “intend,” “may,” “plans,” “potential,” “should,”  “could, “ “will,” and “would,” or the negative of these terms or other comparable terminology.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or facts, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider the factors referenced in this report, including those set forth under the sections captioned ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and ‘‘Overview.’’ Among the factors about which we have made assumptions are the following:

• demand for our products;

• our ability to originate loans in accordance with the terms of our new warehouse credit line;

• current collateral values, where appropriate;

• our ability to complete additional securitizations;

• the stability of the automotive dealer market;

• credit concentrations;

• the ability of automotive dealers to make loan payments to us;

• levels of and trends in delinquencies and impaired loans;

• levels of and trends in recoveries of prior charge-offs;

• experience, ability, and depth of lending management and credit administration staff;

• our ability to operate as a real estate investment trust (“REIT”); and

• national and local economic and market conditions, including changes in interest rates.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q filed with the SEC.  We provide access to this interim report and all other reports and amendments, if any, filed by us with the Securities and Exchange Commission (“SEC”), which can be accessed, free of charge, through our website at http://investor.falconfinancial.com/edgar.cfm on the same day that they are electronically filed with the SEC.  The information found on our website is not part of this or any other report we file with or furnish to the SEC.  Our executive offices are located at 15 Commerce Road, Stamford, CT 06902.

Overview

We are a fully integrated, self-advised REIT focused on the business of originating and servicing loans to automotive dealers in the United States. We have also provided loans to select motorcycle dealers on a limited basis.  We have elected to be taxed as a REIT for federal income tax purposes and are the successor to Falcon Financial, LLC (the “Predecessor”), which was organized in Delaware in May 1997.

We closed our first loan in February 1998 and we have originated a total of 117 loans representing approximately $721.0 million in aggregate initial principal amount through June 30, 2004.  For the three months ended June 30, 2004, we originated three loans totaling approximately $31.5 million in aggregate initial principal amount and, as of June 30, 2004, our portfolio consisted of 23 loans with an aggregate outstanding principal balance of approximately $184.4 million, and we had no outstanding loan commitments. Our portfolio of 23 loans as of June 30, 2004 had an average principal amount of approximately $8.0 million, a weighted-average remaining term of 147 months and a weighted-average interest rate of 8.49%.  To date, our loans have been long-term, fixed- and variable-rate, cash flow-based as well as mortgaged-based and generally under approximately $19.0 million in loan size.  We have successfully securitized four pools of our loans in 1999, 2000, 2001 and 2003 totaling 92 loans representing approximately $517.0 million in aggregate principal amount at the date of securitization and we continue to provide primary servicing for all of our securitized loans.

We derive our revenues primarily from loan payments of interest and principal made by automotive dealers under loans we originate and from acting as primary servicer for our securitized loans. Historically, we also have derived revenues from gain on the sale of loans that we held and pooled for securitization because those transactions were structured as off-balance sheet transactions, as described below under the heading “Off-Balance Sheet Arrangements”.  We currently intend to structure our securitizations as on-balance sheet secured financings, and therefore do not expect to record any gain on sale in connection with future securitizations.  We expect that we will incur losses initially until our volume of loan originations increases sufficiently to offset the increased general and administrative expenses.

We enter into forward starting interest rate swap transactions to mitigate the effect that changes in interest rates and credit spreads have on the forecasted issuance of long-term debt. In swap transactions, we will generally enter into an interest rate swap contract, receiving a floating rate of interest and paying a fixed rate of interest. The term of the swap contracts is determined by the duration of the forecasted long-term debt to be issued. The forward starting swaps are accounted for as cash flow hedges, therefore changes in the fair value of the swaps are recorded in comprehensive income.

Interest rates have recently begun to rise during the second quarter of 2004, with many economists currently anticipating further increases during the remainder of 2004.  Changes in interest rates can affect our ability to originate loans, the value of our retained interests in securitization pools and our ability to securitize loans.  We have only recently began to offer variable-rate loan products, which are an important part of our growth strategy.  We are uncertain at this time of the impact, if any, that any future interest rate increases may have on the mix of new variable-rate loans and traditional fixed-rate loans that we will originate during the remainder of 2004.

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

Our business depends on our access to external sources of financing at a cost we can absorb while still generating an attractive risk-adjusted return on the loans we fund using the proceeds of our financings.  We fund our operations primarily through the net proceeds from our initial public offering and subsequent over-allotment and our $150.0 million warehouse line of credit.

We have experienced only four defaulted loans since our inception.  The first defaulted loan was in our 2001 securitization and resulted in a loss of principal of approximately $2.8 million.  Two other defaults related to loans in our 2003 and 2001 securitization. Although these loan defaults have not yet been resolved, we have estimated losses upon the resolution of these loans of approximately $3.5 million and $1.0 million, respectively.  These estimated losses were taken into consideration when establishing the value of retained interests held by us in connection with the securitized pools in which these loans are held and resulted in a charge of approximately $0.4 million and $0.2 million in fiscal 2003 and 2002, respectively.  We cannot provide any assurance that the loss will fall within the amounts indicated.  The final default relates to a loan in our 2001 securitization in which the borrower defaulted.  In August 2004, the unpaid principal balance under the loan was approximately $5.4 million as of June 30, 2004.  The loan defaulted in August 2004. The impact of the defaulted loan on the value of our retained interest in the 2001-1 Trust can not be determined until such time that management has completed its assessment of the foreseeable recovery in connection with such loan.  As such, we have not recorded a change in the value of our retained interest in the 2001-1 Trust at this time but may do so in the future.

When we have sold our loans into a securitization, we made certain assumptions about loan losses in calculating the estimated fair value of our retained interests in the securitizations. We will account for our future securitizations as on-balance sheet secured financings.  Accordingly, we have established a reserve for possible loan losses for estimated losses inherent in our loan portfolio.

We plan to focus on internal growth of our business by expanding our loan product offerings to include our new variable-rate cash flow-based and fixed-rate and variable-rate real estate mortgage loan products, which we recently introduced in the marketplace.  We expect to incur additional costs to introduce these new products as we hire additional employees and increase our marketing, advertising and underwriting efforts.  We also expect to face increased competition from established providers in connection with our offering of real estate mortgage loan products, which could affect the profitability of these products.

On July 14, 2004, we declared a cash dividend of $798,845, or $0.05 per common share applicable to the three-month period ended June 30, 2004, and payable to shareholders of record on August 2, 2004.  The dividend is payable on August 16, 2004.

We intend to continue to pay regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common shares. Any future distributions we make will be at the discretion of our board of trustees and will depend upon, among other things, our actual results of operations.  Our actual results of operations and our ability to pay distributions will be affected by a number of factors, including the revenue we receive from our loans, our ability to complete additional loan securitizations, our operating expenses, the ability of our customers to meet their loan payment obligations and unanticipated expenditures.

The discussion of financial condition and results of operations relates in part to our Predecessor, Falcon Financial, LLC, a Delaware limited liability company formed in 1997.  Immediately prior to the closing of our initial public offering, Falcon Financial, LLC merged with and into Falcon Financial Investment Trust, a newly formed Maryland real estate investment trust.  In connection with our election to be taxed as a REIT following the completion of our initial public offering, we have a fiscal year ending on December 31, as opposed to a fiscal year ending on September 30, which was used by our Predecessor.  The results for the three and six months ended June 30, 2003 included herein are the results of our Predecessor.

Off-Balance Sheet Arrangements

Historically, we have funded our business in substantial part with the proceeds from four securitization transactions in 1999, 2000, 2001 and 2003 totaling approximately $517.0 million in aggregate principal amount at the date of securitization. After originating a sufficient number of loans to develop a pool available for securitization, our approach has been to subsequently sell the loans we originate in a securitization transaction. These securitization transactions have been critically important to us as a primary source of funds to originate loans.

We have structured each of our four securitizations as off-balance sheet transactions, and therefore we have recorded gain on sale with respect to the loans included in each securitization.  We currently intend to structure our future securitizations as on-balance sheet secured financings. As a result of this anticipated change in structuring future securitizations, comparisons of our future results of operations to our historical operating results may not be meaningful.  In particular, we do not expect to record any gain on sale in connection with future securitizations and instead will continue to recognize interest income associated with each loan we originate and interest expense associated with each secured borrowings even after we place the loan into securitization.  In conjunction with the secured financing transaction, we will record secured borrowings as well as the associated securitization expenses, which will be amortized over the term of the financing.  Since the future transactions will not be sale transactions, the associated loan receivables will remain on our consolidated financial statements instead of being removed as was the case historically with a sale securitization transaction.  The effect on the future consolidated financial statements will be that the loan receivable portfolio along with our borrowings will continue to increase with each new loan we issue.  The increase in loan assets and related liabilities will also create a corresponding increase in interest income on loans along with an increase in interest expense from the related financings.  Since we will no longer be selling the loan assets, there will be no gain on sale of loans recorded in the statements of operations, nor will there be a related retained interest as a result of future securitizations recorded in the balance sheets.  The total portfolio of loans, their applicable financing arrangements, their interest income and related interest expense and a provision and allowance for potential loan losses will be reflected on our consolidated financial statements.  The on-balance sheet approach will also show the earnings over the entire term of the loan on a more consistent basis as compared to showing earnings for a short period and then reflecting a gain on sale transaction, as was the case historically.  The impact of securitizing loans using on-balance sheet treatment is that the economic benefit of our loans will be realized over their life, rather than recognizing their present value early in their economic life in the form of gain on sale.

Our ability to complete additional securitizations in the future may be affected by several factors, including the following:

•                  disruptions in the credit quality and performance of our loan portfolio and the performance of loans included in our prior securitizations;

•                  any material downgrade or withdrawal of ratings assigned to securities issued in our prior securitizations;

•                  disruptions in the capital markets; or

•                  any failure by us to adequately service our loan portfolio.

For each previous and future securitization transaction, the loan trust certificates represent beneficial interests in one or more trust funds established by our special purpose bankruptcy remote subsidiary.  The trust fund assets consist primarily of bonds issued by a trust established by the special purpose subsidiary.  The bonds are generally secured by loans, interests in real estate used in the operation of automotive dealerships as well as secured by a lien on the business assets, including automobile parts and equipment and intangible property but not the dealership’s automobile inventory.

We also are subject to off-balance sheet risk in the normal course of our business from commitments we make to extend credit to automotive dealers. As of June 30, 2004 and December 31, 2003, we had commitments to extend credit to our customers of $0 and approximately $2.2 million, respectively, and amounts available under our warehouse credit line of approximately $49.6 million and $96.5 million, respectively, to fund such commitments.

Critical Accounting Policies and Management Estimates

Our unaudited consolidated financial statements and related disclosures, which are prepared to conform with accounting principles generally accepted in the United Statements of America (U.S. GAAP), require us to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying unaudited consolidated financial statements. In the preparation of these financial statements, management uses its best estimates and judgments as they relate to certain amounts which are included in the financial statements, giving adequate consideration to materiality. We believe that our estimates and assumptions are reasonable and that there is not a great likelihood that materially different amounts would be reported relating to the accounting policies as described in Note 2 of the accompanying unaudited consolidated financial statements. However, the application of these accounting policies involves the exercise of judgment and use of estimates and assumptions as to future uncertainties and, as a result, actual results could differ materially from those estimates and assumptions.

We considered the most critical accounting policies and use of estimates in our unaudited consolidated financial statements to be those surrounding:

(1)           loans;

(2)           allowance for possible loan losses;

(3)           retained interest in loan securitizations; and

(4)           derivative instruments and hedging activities.

These accounting policies, the bases for these estimates and their potential impact to our unaudited consolidated financial statements and related disclosures, should any of these estimates change, are further described as follows:

(1) Loans

We originate loans that are underwritten with the intention of securitizing the receivables in a financing transaction, which will be accounted for as secured borrowings under the provisions of Statement of Financial Accounting Standards (SFAS)  No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities —a replacement of FASB Statement 125” (“SFAS No. 140”), and carry the loans on the statements of financial position to maturity. The loans receivable are stated at their principal amount outstanding, less net deferred loan fees, unearned discounts and allowance for possible loan losses. Nonrefundable origination fees less certain related direct costs associated with the origination of the loans are deferred and amortized into interest income over the term of the loan using a method that approximates the interest method.

All loans originated by our Predecessor were underwritten with the intention of selling by way of a securitization transaction and were accounted for as loans held for sale on the statements of financial position. The amount, if any, by which the cost basis of the loans exceeds their estimated fair value is recorded through a valuation allowance. Changes in the valuation allowance are recorded in the statements of operations.  As of June 30, 2004 and December 31, 2003, no valuation allowance was deemed necessary.

(2) Allowance for Possible Loan Losses

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

We account for our allowance for losses on loans in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS No. 5") and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114").  Both Statements require that we evaluate the collectibility of both contractual interest and principal loan payments.  SFAS No. 5 requires the accrual of a loss when it is probable that a loan has been impaired and the amount of the loss can be reasonably estimated.  SFAS No. 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or as an alternative, at the loan's obervable market price or fair value of the collateral.  A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loss from impairment represents the amount by which a creditor’s recorded investment in a loan exceeds the present value of the expected future cash flows from the loan discounted at the loan’s effective interest rate (including the fair value of the collateral that may be part of the loan). Losses for which such provisions for impairment are made, unless applied as a write-down of the recorded investment in the loan, represent a portion of the creditor’s allowance for loan losses.

(3) Retained Interests in Loan Securitizations

Historically, we have sold through securitization transactions substantially all of the loans we originate. We account for our loan securitizations in accordance with SFAS No. 140. When we sold loans in a securitization, we retained one or more subordinated certificates from the certificates issued. Securitizations may be structured in various ways but generally conform to a common model. Typically, an issuer sells a portfolio of loans to a special purpose entity established for the sole purpose of purchasing and reselling the loans to a securitization trust. The securitization trust then may issue bonds or certificates collateralized by the loans transferred to the securitization trust. The proceeds received from these bonds or certificates are used to purchase the loans from the issuing entity. The gain on the sale of loans is the difference between the proceeds from the sale of loans, net of related selling costs, and the allocated carrying amount of the receivables sold, including deferred origination fees and costs. We determine the carrying amount by allocating the total carrying amount of the loans sold between the portion sold and the interests retained based on each portion’s relative fair values at the time of the securitization. Assumptions used in calculating the estimated fair value of such retained interests are subject to volatility that could materially affect operating results.

Retained interests in securitizations are accounted for as available-for-sale securities and are carried at estimated fair value, with unrealized gains or losses included in stockholders’ equity within the caption, accumulated other comprehensive income (loss). We are not aware of an active market for the purchase and sale of these retained interests at this time and accordingly, we estimate the fair value of the retained interest by calculating the present value of the estimated expected future cash flows received by us after being released by the securitization trust, using a discount rate commensurate with the risk involved. The cash flows being discounted are adjusted for estimated net losses due to defaults or prepayments of the underlying loans. As of June 30, 2004, we had three loans in default, one of which related to a loan in our 2003 securitization and the other two to our 2001 securitization. The loan default relating to the 2003 securitization has not yet been resolved and we have estimated the loss upon resolution of the defaulted loan of approximately $3.5 million. The estimated loss resulted in a reduction in the estimated value of our retained interest in the 2003 securitization of approximately $0.7 million as of September 30, 2003. The second loan default, which related to our 2001 securitization has not yet been resolved and we have estimated the loss upon resolution of the defaulted loan of approximately $1.0 million. The estimated loss resulted in a reduction in the estimated value of our retained interest in the 2001 securitization of approximately $0.2 million as of December 31, 2003. We cannot provide any assurance that the losses will fall within the range indicated. During the six months ended June 30, 2004, the real estate collateral for the loan in default in the 2001 securitization (with an outstanding balance of approximately $2.5 million) was foreclosed upon. The third default relates to a loan in our 2001 securitization.  In August 2004, a delinquency was experienced in the 2001 Trust for a loan with an unpaid principal balance of approximately $5.4 million.  The loan defaulted in August 2004.  The impact of the defaulted loan on the value of our retained interest in the 2001 Trust can not be determined until such time that management has completed its assessment of the foreseeable recovery in connection with such loan.  As such, we have not recorded a change in the value of our retained interest in the 2001-1 Trust at this time.  All other loans included in our securitization pools are current.

Each loan securitization has a specific credit enhancement in the form of cash flow requirements that must be met before we receive any cash on our retained interest.

Changes in the fair value of the retained interests resulting from changes in the timing of cash flows to be received by us or changes in market interest rates are adjusted through accumulated other comprehensive income (loss) within stockholders’ equity. Reductions in the estimated aggregate cash flows to be received by us, caused by defaults or prepayments or the timing of expected future cash flows that result in a reduction to the fair value below the historical cost basis of the retained interests, are considered an other than temporary impairment and are recognized through a charge to expense in that period.

(4) Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133.” In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133.”  In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  These Statements, collectively referred to as SFAS No. 133, establish accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the statements of operations and requires that a company document, designate, and assess the effectiveness of transactions that receive hedge accounting under SFAS No. 133.

We enter into forward starting interest rate swap transactions to mitigate the effect that changes in interest rates and credit spreads have on the forecasted issuance of long-term debt. In swap transactions, we will generally enter into an interest rate swap contract, receiving a floating rate of interest and paying a fixed rate of interest. The term of the swap contracts is determined by duration of the forecasted long-term debt issuance. These swap transactions are accounted for as cash flow hedges, therefore, changes in their estimated fair value are recorded in accumulated other comprehensive income (loss).

Our Predecessor entered into certain transactions (short sales and purchases, securities resale and repurchase agreements, and interest rate swaps) to mitigate the effect that changes in interest rates and credit spreads have on the fair value of its fixed-rate loan portfolio held for sale. Periods of rising interest rates and widening credit spreads decrease the fair value of the loan portfolio held for sale. Generally, we entered into these transactions when the rate is locked on a pending loan just prior to the closing of the loan. The new loan was added to the pool of loans being held for sale and the pool was then reviewed to determine what, if any, additional hedging transaction was to be executed. Generally, our Predecessor shorted U.S. Treasuries and invested the proceeds in repurchase agreements with Goldman, Sachs & Co. with U.S. Treasury notes as the underlying securities. In swap transactions, our Predecessor entered into an interest rate swap contract, receiving a floating rate of interest and paying a fixed rate of interest. The term of the swap contracts is determined by duration of the loans held for sale pool. Our Predecessor had a contractual obligation to settle the repurchase and swap agreements with Goldman, Sachs & Co. at the current fair value on the repurchase date. These contracts have been recorded as free standing derivatives with changes in fair value recorded in results of operations.

We carry each of the derivative instruments on our statements of financial condition at fair value or amounts that approximate fair value. The determination of fair value is fundamental to our statements of financial condition and results of operations. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and we use them when available. We typically obtain them through electronic quotations or published prices. If quoted market prices in active markets are not available, our estimate of fair value is based on, if available, quoted prices or recent transactions in less active markets and/or prices of similar instruments. We typically obtain this type of information through broker quotes or third-party pricing sources.

Results of Operations for the Three Months Ended June 30, 2004 and 2003

The results of operations that follow should be read in conjunction with our critical accounting policies and estimates summarized above as well as our accompanying unaudited consolidated financial statements and notes thereto contained in Item 1 – Financial Statements of this report.

Revenues

Total revenues for the three months ended June 30, 2004 increased by approximately $2.2 million, or 96.2%, to approximately $4.5 million for the three months ended June 30, 2004 from approximately $2.3 million for the three months ended June 30, 2003. The increase was primarily due to increases in interest income on loans, changes in fair value of interest rate swap contracts and interest and other income. These increases were partially offset by a decrease in interest income from retained interests.

Interest income on loans for the three months ended June 30, 2004 increased by approximately $2.0 million, or 127.8%, to approximately $3.5 million for the three months ended June 30, 2004 from approximately $1.5 million for the three months ended June 30, 2003. The increase was primarily due to an increase in the weighted average portfolio of loans to approximately $160.3 million for three months ended June 30, 2004 as compared to approximately $67.1 million for the three months ended June 30, 2003, which was offset by a decrease in the weighted average interest rate on loans to approximately 8.8% in the three months ended June 30, 2004 as compared to approximately 9.3% for the three months ended June 30, 2003.

Interest income from retained interests for the three months ended June 30, 2004 decreased by approximately $0.1 million, or 26.4%, to approximately $0.3 million for the three months ended June 30, 2004 from approximately $0.4 million for the three months ended June 30, 2003. The decrease was primarily due to the effect of two defaulted loans in our securitized pools.

Changes in fair value of interest rate swap contracts for the three months ended June 30, 2004 increased by approximately $0.2 million to a gain of approximately $0.2 million for the three months ended June 30, 2004 from a gain of $0 for the three months ended June 30, 2003. The increase was primarily due to the composition of our hedging instruments and the fact that we held no positions for the three months ended June 30, 2003.

Interest and other income for the three months ended June 30, 2004 increased by approximately $0.2 million, or 92.9% to approximately $0.4 million for the three months ended June 30, 2004 from approximately $0.2 million for the three months ended June 30, 2003. The increase was primarily attributable to a loan assumption fee earned during the three months ended June 30, 2004.

Expenses

Total expenses for the three months ended June 30, 2004 decreased by approximately $0.9 million, or 17.8%, to approximately $4.3 million from approximately $5.2 million for the three months ended June 30, 2003. The decrease was primarily due to decreases in interest expense on borrowings and interest expense on borrowings – related party combined, interest expense on securities sold, but not yet repurchased – related party, and loss on securities sold, but not yet purchased – related party.  The decrease was partially offset by increases in provision for possible loan losses, facility fee expense, salaries and benefits, professional fees, general and administrative expenses and advertising and promotion.

Interest expense on borrowings and interest expense on borrowings – related party combined for the three months ended June 30, 2004 decreased by approximately $0.2 million, or 18.0%, to approximately $0.8 million for the three months ended June 30, 2004 from approximately $1.0 million for the three months ended June 30, 2003. The decrease was primarily due to a decrease in the weighted average interest rate for the three months ended June 30, 2004 as compared to the same prior year period primarily attributable to the pay down of the Predecessor warehouse line of credit at higher rates of interest with certain related parties which was terminated on April 28, 2004 concurrently with the iStar new warehouse credit line transaction.  The overall decrease was partially offset by an increase in the weighted average debt balance for the three months ended June 30, 2004 as compared to the same period in the prior year as a result of increased borrowings attributable to the growth of our loan portfolio.  The weighted average interest rate for our borrowings during the three months ended June 30, 2004 was approximately 3.8% as compared to approximately 5.66% during the three months ended June 30, 2003. The weighted average debt balance during the three months ended June 30, 2004 was approximately $81.7 million as compared to approximately $67.3 million during the three months ended June 30, 2003.

Interest expense on securities sold, but not yet repurchased – related party for the three months ended June 30, 2004 decreased by approximately $0.4 million, or 100%, to $0 for the three months ended June 30, 2004 from approximately $0.4 million for the three months ended June 30, 2003.  We no longer enter into certain derivative instruments, such as short sales and purchases, securities resale and repurchase agreements.

Provision for possible loan losses is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, trends in the level of delinquent and problem loans, the volume and type of lending conducted by us, the status of past due principal and interest payments including any adverse situations that may affect the borrower’s ability to repay and general economic conditions, particularly as such conditions relate to our market share.  As a result of such analysis, management recorded approximately $0.3 million provision for losses on loans for the three months ended June 30, 2004 which was predicated upon approximately $31.5 million of new loan originations during the current three-month period.  Prior to December 22, 2003, we did not record a provision for losses on loans.

Loss on securities sold, but not yet purchased for the three months ended June 30, 2004 and 2003 was $0 and approximately $2.4 million, respectively.  We no longer enter into certain derivative instruments, such as short sales and purchases, securities resale and repurchase agreements.

Facility fee expense for the three months ended June 30, 2004 increased by approximately $0.7 million, or 732.5% to approximately $0.8 million for the three months ended June 30, 2004 from approximately $0.1 million for the three months ended June 30, 2003. The increase was due to increased facility fees associated with the extension of our prior warehouse line of credit coupled with a termination fee paid to the lenders under the previously existed warehouse credit line.

Salaries and benefits for the three months ended June 30, 2004 increased by approximately $0.7 million, or 78.0%, to approximately $1.5 million for the three months ended June 30, 2004 from approximately $0.8 million for the three months ended June 30, 2003. The increase was primarily due to increases in salaries and bonuses paid or accrued as well as the amortization of unearned compensation expense relating to the restricted share grants.

Professional fees for the three months ended June 30, 2004 increased by approximately $0.1 million, or 288.3% to approximately $0.2 million for the three months ended June 30, 2004 from approximately $0.1 million for the three months ended June 30, 2003. The increase was primarily due to increases in legal, accounting and auditing fees including resources required to comply with regulations mandated by the Sarbanes-Oxley Act of 2002.

General and administrative expenses for the three months ended June 30, 2004 increased by approximately $0.3 million, or 107.3%, to approximately $0.5 million for the three months ended June 30, 2004 from approximately $0.2 million for the three months ended June 30, 2003. The increase was primarily due to an increase in insurance expense and public company related expenses.

Advertising and promotion for the three months ended 30, 2004 increased by approximately $0.1 million, or 55.2%, to approximately $0.2 million for the three months ended June 30, 2004 from approximately $0.1 million for the three months ended June 30, 2003. The increase was primarily due to an increase in advertising relating to the introduction of new loan products.

Net profit (loss)

The net income for the three months ended June 30, 2004 was approximately $0.3 million as compared to a loss of approximately $2.9 million for the three months ended June 30, 2003.

Results of Operations for the Six Months Ended June 30, 2004 and 2003

Revenues

Total revenues for the six months ended June 30, 2004 decreased by approximately $8.2 million, or 50.7% to approximately $7.9 million for the six months ended June 30, 2004 from approximately $16.1 million for the six months ended June 30, 2003. The decrease was primarily due to decreases in interest income from retained interests, a gain on sale of loans, a gain on sale of retained interest and changes in fair value of interest rate swap contracts. The overall decrease was partially offset by an increase in interest income on loans and interest and other income.

Interest income on loans for the six months ended June 30, 2004 increased by approximately $3.3 million, or 102.7%, to approximately $6.5 million for the six months ended June 30, 2004 from approximately $3.2 million for the six months ended June 30, 2003. The increase was primarily due to an increase in the weighted average portfolio of loans to approximately $146.5 million for six months ended June 30, 2004 as compared to approximately $76.2 million for the six months ended June 30, 2003 as well as an increase in the weighted average interest rate on loans to approximately 8.8% for the six months ended June 30, 2004 as compared to approximately 8.7 % for the six months ended June 30, 2003.

Interest income from retained interests for the six months ended June 30, 2004 decreased by approximately $0.2 million, or 20.8%, to approximately $0.6 million for the six months ended June 30, 2004 from approximately $0.8 million for the six months ended June 30, 2003. The decrease was primarily due to the effect of two defaulted loans in our securitized pools.

Gain on sale of loans for the six months ended June 30, 2003 was approximately $10.7 million which resulted from the securitization transaction 2003-1.  We did not record any gain on sale of loans in the six months ended June 30, 2004.  We intend to account for all future securitizations as on-balance sheet secured financings, and as such will no longer be subject to gain on sale accounting.

Gain on sale of retained interests for the six months ended June 30, 2003 was approximately $0.3 million which resulted from a sale of one of the retained interests in the 2003-1 securitization transaction.  There were no sales of retained interests during the six months ended June 30, 2004.

Changes in value of interest rate swap contracts for the six months ended June 30, 2004 decreased by approximately $0.5 million, or 77% to a gain of approximately $0.2 million for the six months ended June 30, 2004 from a gain of approximately $0.7 million for the six months ended June 30, 2003. The decrease was primarily due to market fluctuations and the composition of our hedging instruments.

Interest and other income for the six months ended June 30, 2004 increased by approximately $0.3 million, or 127.0% to $0.5 million for the six months ended June 30, 2004 from $0.2 million as compared to the same period in 2003.  The increase was primarily attributable to a loan assumption fee earned during the six months ended June 30, 2004.

Expenses

Total expenses for the six months ended June 30, 2004 increased by approximately $1.5 million, or 23.1% to approximately $8.2 million from approximately $6.7 million in the six months ended June 30, 2003.  The increase was primarily due to increases in provision for possible loan losses, facility fee expense, salaries and benefits, professional fees, general and administrative expenses and advertising and promotion. The overall increase was partially offset by decreases in interest expense on borrowings and interest expense on borrowings – related party combined, interest expense on securities sold, not yet repurchased – related party and loss on securities sold, but not yet repurchased – related party.

Total interest expense on borrowings and interest expense on borrowings – related party combined for the six months ended June 30, 2004 decreased by approximately $0.6 million, or 32.8%, to approximately $1.2 million for the six months ended June 30, 2004 from approximately $1.8 million for the six months ended June 30, 2003. The decrease was primarily due to a decrease in the weighted average interest rate and weighted average debt balance for the six months ended June 30, 2004 as compared to the same prior year period primarily attributable to the pay down of the Predecessor warehouse line of credit at higher rates of interest with certain related parties, which was terminated on April 28, 2004 concurrently with the iStar new warehouse credit line transaction.  The overall decrease was offset by an increase in borrowings attributable to the growth of our loan portfolio.  The weighted average interest rate for our borrowings during the six months ended June 30, 2004 was approximately 3.50% as compared to approximately 4.26% during the six months ended June 30, 2003. The weighted average debt balance during the six months ended June 30, 2004 was approximately $69.7 million as compared to approximately $85.1 million during the six months ended June 30, 2003 which resulted from the pay down of the Predecessor warehouse line of credit with certain related parties which was terminated on April 28, 2004 concurrently with the iStar new warehouse credit line transaction.

Interest expense on securities sold, but not yet repurchased – related party for the six months ended June 30, 2004 decreased by approximately $0.5 million to $0 for the six months ended June 30, 2004 from approximately $0.5 million for the six months ended June 30, 2003.  We no longer enter into certain derivative instruments, such as short sales and purchases, securities resale and repurchase agreements.

Provision for possible loan losses is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, trends in the level of delinquent and problem loans, the volume and type of lending conducted by us, the status of past due principal and interest payments including any adverse situations that may affect the borrower’s ability to repay and general economic conditions, particularly as such conditions relate to our market share.  As a result of such analysis, management recorded approximately $0.5 million provision for losses on loans for the six months ended June 30, 2004 which was predicated upon approximately $58.8 million of new loans during the current six-month period. Prior to December 22, 2003, we did not record a provision for losses on loans.

Loss on securities sold, but not yet purchased for the six months ended June 30, 2004 and 2003 was $0 and approximately $1.4 million, respectively. We no longer enter into certain derivative instruments, such as short sales and purchases, securities resale and repurchase agreements.

Facility fee expense for the six months ended June 30, 2004 increased by approximately $1.3 million, or 716.3% to approximately $1.5 million for the six months ended June 30, 2004 from approximately $0.2 million for the six months ended June 30, 2003. The increase was due to increased facility fees associated with the extension of our prior warehouse line of credit coupled with a termination fee paid to the lenders under the previously existed warehouse credit line.

Salaries and benefits for the six months ended June 30, 2004 increased by approximately $1.2 million, or 70.4% to approximately $2.9 million for the six months ended June 30, 2004 from approximately $1.7 million for the six months ended June 30, 2003. The increase was primarily due to increases in salaries and bonuses paid or accrued as well as the amortization of unearned compensation expense relating to the restricted share grants.

Professional fees for the six months ended June 30, 2004 increased by approximately $0.4 million, or 300.2% to approximately $0.5 million for the six months ended June 30, 2004 from approximately $0.1 million for the six months ended June 30, 2003. The increase was primarily due to increases in legal, accounting and auditing fees including resources required to comply with regulations mandated by the Sarbanes-Oxley Act of 2002.

General and administrative expenses for the six months ended June 30, 2004 increased by approximately $0.5 million, or 98.4% to approximately $1.0 million for the six months ended June 30, 2004 from approximately $0.5 million for the six months ended June 30, 2003. The increase was primarily due to an increase in insurance expense and public company related expenses.

Advertising and promotion for the six months ended June 30, 2004 increased by approximately $0.2 million, or 43.7% to approximately $0.6 million for the six months ended June 30, 2004 from approximately $0.4 million for the six months ended June 30, 2003. The increase was primarily due to an increase in advertising relating to the introduction of new loan products.

Net income (loss)

The net loss for the six months ended June 30, 2004 was approximately $0.3 million as compared to earnings of approximately $9.4 million for the six months ended June 30, 2003.

Liquidity and Capital Resources

As of June 30, 2004 and December 31, 2003, we had approximately $30.3 million and $25.6 million, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments.  Similar to other financial institutions, we must ensure that sufficient funds are available to meet loan commitments, expenses and other obligations that arise in the ordinary course of business.  Control of our cash flow requires the anticipation of deposit flows and loan payments.  Our primary sources of funds are deposits, borrowings and principal and interest payment on loans.  We use funds from deposit inflows, proceeds from our borrowings and principal and interest payments on loans primarily to fund new loan originations using borrowings under our new warehouse line of credit and proceeds from our initial public offering and over-allotment.  Details of our cash inflows and outflows for the three and six months ended June 30, 2004 and 2003 are detailed as follows (unaudited):

Cash Inflows and Outflows

During the three months ended June 30, 2004, the net decrease in cash and cash equivalents was approximately $2.3 million compared to a net decrease of approximately $0.9 million during the three months ended June 30, 2003.  As reported on our consolidated statements of cash flows, our decrease in cash and cash equivalents during the three months ended June 30, 2004 and 2003 is summarized as follows (unaudited):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003

Net cash provided by (used in) operating activities	$1,681,804	$(3,132,324)
Net cash used in investing activities	(30,201,624)	(42,449,329)
Net cash provided by financing activities	26,173,777	44,725,851

Total decrease in cash and cash equivalents	$(2,346,043)	$(855,802)

Details of our cash inflows and outflows are as follows during the three months ended June 30, 2004:

Operating Activities:  During the three months ended June 30, 2004 and 2003, net cash provided was approximately $1.7 million as compared to net cash used of approximately $3.1 million in cash and cash equivalents in operating activities, respectively.  This was comprised primarily of our net income of approximately $0.3 million and an increase of working capital of approximately $1.1 million coupled with non-cash charges totaling approximately $0.3 million.  The components of our net income are detailed in our Results of Operations section included above in this Item.  Components of our significant non-cash adjustments are as follows for the three months ended June 30, 2004:

•                  Provision for possible loan losses of approximately $0.3 million;

•                  Amortization of unearned compensation of approximately $0.2 million; and

•                  Changes in fair value of swaps of approximately ($0.2) million.

Investing Activities:  Cash flow used in investing activities was approximately $30.2 million for the three months ended June 30, 2004 as compared with approximately $42.4 million for the three months ended June 30, 2003.  Specific investing activity during the three months ended June 30, 2004 and 2003 was as follows:

•                  During the three months ended June 30, 2004, loans originations net of fees received was approximately $31.3 million offset by repayments in connection with scheduled loan amortizations of approximately $1.2 million.

•                  During the three months ended June 30, 2004, we invested approximately $0.07 million in capital equipment.  This compares to approximately $0.02 million in the same period in 2003 primarily attributable to the upgrading our loan administration and accounting software in the current period.

Financing Activities:  During the three months ended June 30, 2004, cash flows from financing activities provided approximately $26.2 million, which consisted of borrowings from our warehouse line of credit, net of related repayments.

During the six months ended June 30, 2004, the net increase in cash and cash equivalents was approximately $4.6 million compared to a net increase of approximately $0.4 million during the six months ended June 30, 2003.  As reported on our consolidated statements of cash flows, our increase (decrease) in cash and cash equivalents during the six months ended June 30, 2004 and 2003 is summarized as follows (unaudited):

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Net cash used in operating activities	$(1,605,823)	$(3,769,378)
Net cash (used in) provided by investing activities	(56,333,900)	67,928,285
Net cash provided by (used in) by financing activities	62,560,994	(64,528,616)

Total increase (decrease) in cash and cash equivalents	$4,621,271	$(369,709)

Details of our cash inflows and outflows are as follows during the six months ended June 30, 2004:

Operating Activities:  During the six months ended June 30, 2004, we used approximately $1.6 million and $3.8 million in cash and cash equivalents in operating activities, respectively.  This was comprised primarily of our net loss of approximately $0.3 million and a decrease of working capital of approximately $2.1 million coupled with non-cash charges totaling approximately $0.8 million.  The components of our net income are detailed in our Results of Operations section included above in this Item.  Components of our significant non-cash adjustments are as follows:

•                  Provision for possible loan losses of approximately $0.5 million;

•                  Amortization of unearned compensation of approximately $0.5 million; and

•                  Changes in fair value of swaps of approximately ($0.2) million.

Investing Activities:  Cash flow used in investing activities was approximately $56.3 million for the six months ended June 30, 2004 as compared with approximately $67.9 million generated from investing activities for the six months ended June 30, 2003.  Specific investing activity during the six months ended June 30, 2004 and 2003 was as follows:

•                  During the six months ended June 30, 2004, loans originations net of fees received was approximately $58.3 million offset by repayments in connection with scheduled loan amortizations of approximately $2.2 million.

•                  During the six months ended June 30, 2004, we invested approximately $0.2 million in capital equipment.  This compares to approximately $0.02 million in the same period in 2003 primarily attributable to the upgrading our loan administration and accounting software in the current period.

Financing Activities:  During the six months ended June 30, 2004, cash flows from financing activities provided approximately $62.6 million, which consisted of borrowings from our warehouse line of credit, net of related repayments coupled with net proceeds from the over-allotment.

Retained Interests in Loan Securitizations

As of June 30, 2004 and December 31, 2003, we had retained interests in loan securitizations of approximately $8.0 million and $7.2 million, respectively.  As of June 30, 2004 and December 31, 2003, our retained interests consisted of the following securities with estimated fair values as indicated:

	June 30, 2004	December 31, 2003
Falcon Franchise Loan Trust Certificates, Series 1999-1 Class F	$2,074,344	$2,054,037
Falcon Franchise Loan Trust Certificates, Series 1999-1 Class G	1,231,747	1,140,252
Falcon Franchise Loan Trust Certificates, Series 2000-1 Class G	1,202,661	1,123,955
Falcon Auto Dealership Loan Trust Certificates, Series 2001-1 Class G	1,498,043	1,229,460
Falcon Auto Dealership Loan Trust Certificates, Series 2003-1 Class G	1,986,645	1,691,432

	$7,993,440	$7,239,136

We estimate the fair value of the retained interest by calculating the present value of the estimated expected future cash flows received by us, using a discount rate commensurate with the risk involved. We have experienced only four loan defaults since our inception.  The first defaulted loan was in our 2001 securitization and resulted in a loss of principal of approximately $2.8 million.  Two other defaults related to loans in our 2003 securitization and 2001 securitization. Although these loan defaults have not yet been resolved, we have estimated losses upon the resolution of these loans of approximately $3.5 million and $1.0 million in fiscal 2003 and 2002, respectively.  We took into account these estimated losses when establishing the value of retained interests held by us in connection with the securitized pools in which these loans are held and resulted in a charge of approximately $0.4 million and approximately $0.2 million in fiscal 2003 and 2002, respectively.  We cannot provide any assurance that the loss will fall within the range indicated.  The final default relates to a loan in our 2001 securitization.  In August 2004, a delinquency was experienced in the 2001-1 Trust for a loan with an unpaid principal balance of approximately $5.4 million.  The loan defaulted in August 2004. The impact of the defaulted loan on the value of our retained interest in the 2001-1 Trust can not be determined until such time that management has completed its assessment of the foreseeable recovery in connection with such loan.  As such, we have not recorded a change in the value of our retained interest in the 2001-1 Trust at this time.

In April 2004, a publicly traded dealership group acquired three automobile dealerships, which secured loans held in two of our securitization pools, 2001-1 and 2003-1.  The subsidiaries of the dealership group assumed the obligations under the loans.  In connection with these transactions, the loan collateral and financial covenants were released and replaced with bank letters of credit from Bank of America in the full amount of the outstanding principal balance.  This collateral replacement strengthened the quality of both securitization pools as it improved the quality of the collateral available to support the loan balance of the dealerships.

Liquidity and Borrowings

Liquidity.  Our short-term liquidity requirements consist primarily of funds necessary to originate new loans to automotive dealers and to pay for other expenditures including interest and principal payments on our warehouse line, interest expense on our hedging activities, salaries and employee benefits, general and administrative expenses, advertising and promotions and capital expenditures.

Our primary sources of liquidity for the three and six months ended June 30, 2004 were net proceeds from the over-allotment and borrowings from our warehouse line of credit. Our primary sources of liquidity for the three and six months ended June 30, 2003 were net proceeds from the sale of loans, borrowings from our warehouse line of credit. We have historically funded our short-term liquidity requirements from these sources.

We expect cash from additional borrowings on existing and future warehouse lines of credit, proceeds from the completion of additional securitizations, the net proceeds of our IPO and over-allotment and cash from operations to be adequate to support our operations for the next twelve months.

Loan Securitization Transactions.  We sold at issuance of approximately $104.6 million, $111.6 million, $122.2 million, and $123.4 million of loan trust certificates through securitization transactions in 1999, 2000, 2001 and 2003, respectively. To finance our business, we are substantially dependent upon completing additional loan securitizations in the future. Factors that could affect our future ability to securitize loans that we originate include investor demand, credit spreads relative to other investments and the general level of interest rates relative to other types of investments. We cannot provide any assurances that we will be able to complete additional loan securitizations on favorable terms or at all.

Termination of Existing Warehouse Credit Line

We entered into a $150.0 million Revolving Warehouse Financing Agreement in January 1998 with SunAmerica Life Insurance Company, or SALIC, and ABN AMRO Bank, N.V., solely for the purpose of originating loans. SALIC, along with Goldman Sachs Mortgage Company, as a result of a participation agreement between the two entities, are the guarantors of the Revolving Warehouse Financing Agreement. As guarantors, each of the entities were paid fees of approximately $87,133 and $259,980 for the three and six months ended June 30, 2004, respectively. The fees are shown on the statements of operations within the caption interest expense on borrowings–related party. Interest was calculated using a 30-day commercial paper rate plus 300 basis points until December 22, 2003 when it was decreased to a 30-day commercial paper rate plus 200 basis points. As of December 31, 2003, the outstanding balance was approximately $53.5 million. The interest rate as of December 31, 2003 was 3.09%.  In connection with entering into our new warehouse credit line described below, we paid in full the outstanding balance on April 28, 2004.

The warehouse credit line was secured by, among other things, all loans in our portfolio that have not been securitized. We expect to fund loans using our warehouse credit line until we complete a loan securitization, which generally means that we rely upon the warehouse credit line to fund loans for less than one year. All payments made by our customers in respect of such loans are applied on a monthly basis to pay outstanding fee and interest obligations under the warehouse credit line and to reduce the principal amount outstanding under the warehouse credit line by an amount equal to the portion of the payments on our loans that constitute payments of principal. Any amounts remaining after such application is paid to us.

New Warehouse Credit Line

On April 28, 2004, we entered into a $150.0 million Revolving Warehouse Financing Agreement with iStar Financial Inc. (‘iStar”), solely for the purpose of originating loans.  The facility may be increased to $200.0 million at our option with the consent of iStar. Interest is calculated using LIBOR plus 290 basis points.  Under the facility, iStar financed all of the Company’s existing outstanding loans that were financed under the previously existing warehouse facility, which was terminated.  In connection with entering into the new facility, we paid a fee of $1,875,000 to iStar and a termination fee of $199,500 to the lenders under the previously existing facility.  As of June 30, 2004, the outstanding balance was approximately $100.4 million. The interest rate as of June 30, 2004 was 3.29%.

The warehouse credit line is secured by, among other things, our loans.  All payments made by borrowers in respect of such loans are applied on a monthly basis to pay the outstanding fee and interest obligations under the new warehouse credit line and to reduce the principal amount outstanding under the new warehouse credit line by an amount equal to the portion of the payments on the loans that constitute payments of principal.

The maturity date of our new warehouse credit line is April 10, 2005.  The availability of funds under this credit line is subject to, among other things, our compliance with specified financial covenants relating to leverage ratio, net worth, limitations on capital expenditures and limitations on total indebtedness, as described below.  We are required under the warehouse facility to maintain a ratio of consolidated total debt to consolidated net worth not in excess of 4:1 and a consolidated net worth of not less than $80.0 million.  We generally may not maintain indebtedness outside the new warehouse credit line other than indebtedness to fund obligations under our hedging arrangements, purchase money indebtedness for the acquisition of assets not in excess of $1.0 million, indebtedness in connection with our securitization transactions and certain capital leases.  In order to make a borrowing under the facility, either Vernon B. Schwartz, our Chairman and Chief Executive Officer, or David A. Karp, our President and Chief Financial Officer, must be employed as a senior executive officer of our Company with the same decision making authority as on April 28, 2004.

The lender under the new warehouse credit line will generally fund up to 80%, the advance rate, of the principal amount of eligible loans that we originate with the lender’s approval.  The maximum funding available for any individual loan is not permitted to exceed $20.0 million.  In addition, the lender will not fund an amount in excess of 66.6% of the aggregate market value of our eligible loans.

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

Commitments and Significant Contractual Obligations

As of June 30, 2004, we were obligated under noncancelable operating lease agreements for office space and computer equipment.  The future minimum lease payments under these lease agreements at June 30, 2004 were:

2004 (July 1 to December 31)	$103,287
2005	206,190
2006	208,248
2007	218,049
2008	227,853
Thereafter	807,276
$1,770,903

We had previously entered into employment agreements with three members of senior management. Effective July 1, 2004, we entered into an employment agreement with an additional member of senior management.  The agreements range in terms from fifteen to thirty-six months, subject to additional one year renewals. The future minimum salary expense relating to these agreements is $987,500, $1,075,000 and $750,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

Capital Expenditures

We are in the process of upgrading our loan administration and accounting software for 2004 at a cost of approximately $0.3 million. We do not anticipate incurring any other significant capital expenditures in 2004.

Related Party Transactions

We were involved in significant financing, risk management and other transactions, and have significant related party balances with Goldman, Sachs & Co., an affiliate of MLQ Investors, L.P., SunAmerica Investments, Inc., SALIC, an affiliate of SunAmerica Investments, Inc., and Falcon Auto Venture, LLC all directly and indirectly through affiliates and subsidiaries of the entities. We entered into these transactions in the ordinary course of business and believe that the terms of these transactions are on market terms that could be obtained from unrelated third parties. As of December 22, 2003 after the IPO transaction, the aforementioned related parties were no longer considered related parties as their ownership of the Company has been significantly reduced to less than 5%.

Included in the statements of operations are revenues and expenses resulting from various financing, capital markets transactions and loan sales transactions. The following table sets forth the related party revenues and expenses included in the respective captions in the statements of operations for the three and six months ended June 30, 2003. The amounts reflect the related party transactions with Goldman, Sachs & Co., except where otherwise indicated and are as follows (unaudited):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Interest income on securities purchased under resale agreements – related party	$54,105	$76,837
Gain on sale of loans (fee expense)	—	(1,414,936)
Changes in fair value of interest rate swap contracts	—	678,816

Loss on securities sold, but not yet purchased – related party	2,447,251	1,365,982
Interest expense on borrowings – related party ($360,742 and $16,343 and $687,188 and $32,993 related to SunAmerica, Inc. and Falcon Auto Venture, LLC for the three and six months ended June 30, 2003, respectively)	737,827	1,407,369
Interest expense on securities sold, but not yet repurchased – related party	394,999	544,303

Facility fee expense ($46,875 and $93,750 related to SunAmerica, Inc. for the three and six months ended June 30, 2003, respectively)	93,750	187,500

Recent Accounting Developments

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,”  an interpretation of ARB 51 (FIN 46). The interpretation provides guidance on consolidating variable interest entities (“VIE”) and applies immediately to variable interests created after January 31, 2003.  The guidelines of the interpretation as revised by FIN 46 (revised December 31, 2003), “Consolidation of Variable Interest Entities” (FIN 46R) became applicable to the Company in the first quarter of 2004 for variable interest entities created before February 1, 2003.  The interpretation requires VIEs, formerly referred to as special purpose entities, to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties, or the equity investors lack certain specified characteristics.  Adoption of this new accounting standard did not have a material effect on the Company’s financial condition or results of operations.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

Market risk refers to the risk of loss from adverse changes in the level of one or more market prices, rate indices, or other market factors.  We are exposed to market risk primarily from changes in interest rates and credit spreads.  These two main risks are very sensitive to a variety of factors including political, economic, monetary and tax policies and other factors outside of our control.  As described below, we use some derivative financial instruments to manage or hedge interest rate risks related to our loans.  We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit ratings and other factors.

Interest Rate Exposure

The primary interest rate exposure to which we are subject to relates to our fixed-rate and variable-rate loan portfolio, our forecasted issuance of long-term debt, interest rate swaps, our floating rate warehouse line of credit and our retained interests in securitization pools. Any change in the general level of interest rates in the market can affect our net interest income in either a positive or negative manner. Net interest income is the difference between the income earned from interest bearing assets less the expense incurred relating to interest bearing liabilities. Fluctuations in the interest rate environment can also affect our ability to acquire new loans, the value of our loan portfolio and our ability to finance the loans.

We enter into forward starting interest rate swap transactions to mitigate the effect that changes in interest rates and credit spreads have on the forecasted issuance of long-term debt. In swap transactions, we will generally enter into an interest rate swap contract, receiving a floating rate of interest and paying a fixed rate of interest. The term of the swap contracts is determined by the duration of the forecasted long-term debt to be issued. The forward starting swaps are accounted for as cash flow hedges, therefore changes in the fair value of the swaps are recorded in accumulated other comprehensive income (loss).

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

Fair Value of Financial Instruments

As of June 30, 2004, our loan portfolio consisted of our fixed-rate and variable-rate loan portfolio at fixed rates ranging between 7.18% and 9.52% and variable rates ranging between 4.15% and 5.75%, respectively.  Consequently, we do not have significant cash flow exposure on our loan portfolio.  However, the market value of our loan portfolio is subject to significant fluctuation due to changes in market interest rates.  Among other factors, changes in interest rates affect the fair value of our loan portfolio.  Refer to Critical Accounting Policies and Use of Estimates in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and our principal financial officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (or Exchange Act).  Based upon and as of that date of evaluation, these officers have concluded that our disclosure controls and procedures are in effect such that all material information relating to us required to be disclosed in our periodic filings with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the required time period, and (ii) is accumulated and communicated to Company’s management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls over financial reporting or in other factors, which could significantly affect controls over financial reporting subsequent to the date our management carried its evaluation, including any corrections with regard to significant deficiencies and material weaknesses.

Limitations Inherent in all Controls

The Company’s management, including the principal executive officer and principal financial officer, recognize that our disclosure controls and our internal controls (discussed above) cannot prevent all error or all attempts at fraud.  Any control system, no matter how well crafted and operated, can only provide reasonable, and not absolute assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.

PART II
OTHER INFORMATION

Item 1.                                   Legal Proceedings

We are not party to any material litigation proceedings.

Item 2.                                   Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

On December 22, 2003, we closed the sale of 12.5 million common shares in our initial public offering pursuant to a registration statement that was declared effective on December 16, 2003 (Registration No. 333-108603). On February 2, 2004, we sold 1.875 million common shares pursuant to the exercise of the underwriters’ over-allotment option.

Item 4.                                   Submission of Matters to Vote to Security Holders

On July 14, 2004, we held our Annual Meeting of Shareholders in Stamford, Connecticut. The following matter was submitted to a vote of security holders:

Our shareholders voted to elect the following members of our Board of Directors for terms of one year each:

Nominees	In Favor	Against	Abstain
Vernon B. Schwartz	11,752,203	4,825	—
David A. Karp	11,737,103	19,925	—
Thomas F. Gilman	11,722,203	34,825	—
James K. Hunt	11,722,203	34,825	—
Maryann N. Keller	11,722,203	34,825	—
George G. Lowrance	11,722,203	34,825	—

Item 6.                                   Exhibits and Reports on Form 8-K

(a)             Exhibits:

Exhibit No.	Description
10.19	Employment agreement dated July 1, 2004 between Falcon Financial Investment Trust and Ralph L. Miller.
31.1

Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15-d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15-d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

Chief Executive Officer and Chief Financial Officer Certification pursuant to Rule 13a-14(b) and Rule 15-d-14(b) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K:

The Company filed with the Securities and Exchange Commission on April 22, 2004, a Current Report on Form 8-K for the April 16, 2004 event reporting the public dissemination of a press release announcing that the Company was notified by KPMG LLP (“KPMG”) that KPMG will resign as the Company’s principal accountants upon completion of the review of the Company’s consolidated financial statements as of and for the three-month period ended March 31, 2004.  KPMG’s resignation was not recommended or approved by the Company’s audit committee.

The Company filed with the Securities and Exchange Commission on April 29, 2004, a Current Report on Form 8-K for the April 28, 2004 event reporting the public dissemination of a press release announcing that the Company entered into a $150.0 million Revolving Warehouse Financing Agreement with iStar Financial Inc., solely for the purpose of originating loans.  The facility may be increased to $200.0 million at our option and with the consent of iStar.

The Company filed with the Securities and Exchange Commission on May 13, 2004, a Current Report on Form 8-K for the May 12, 2004 event reporting the public dissemination of a press release announcing its financial results for the quarter ended March 31, 2004.

The Company filed with the Securities and Exchange Commission on May 19, 2004, a Current Report on Form 8-K for the May 17, 2004 event reporting the public dissemination of a press release announcing that the Company was notified by KPMG LLP (“KPMG”) on April 16, 2004 that KPMG would resign as the Company’s principal accountants upon completion of the review of the Company’s consolidated financial statements as of and for the three-month period ended March 31, 2004.  KPMG completed this review on May 17, 2004.

The Company filed with the Securities and Exchange Commission on June 29, 2004, a Current Report on Form 8-K for the June 29, 2004 event reporting the public dissemination of a press release announcing the appointment of BDO Seidman, LLP as the Company’s principal accountants, effective June 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FALCON FINANCIAL INVESTMENT TRUST
(Registrant)

August 16, 2004	By:	/s/ Vernon B. Schwartz
Vernon B. Schwartz Chairman and Chief Executive Officer
(principal executive officer)

August 16, 2004	By:	/s/ David A. Karp
David A. Karp President and Chief Financial Officer
(principal financial officer)