Form 10-Q
period 2004-09-30
FALCON FINANCIAL INVESTMENT TRUST
filed 2004-11-15
CIK 1262001

Use these links to rapidly review the document
FALCON FINANCIAL INVESTMENT TRUST AND PREDECESSOR Index to Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

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

        Yes ☒    No ☐

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of November 15, 2004)
COMMON SHARES, $0.01 PAR VALUE	15,968,900 SHARES

FALCON FINANCIAL INVESTMENT TRUST AND PREDECESSOR

Index to Form 10-Q

PART I	Consolidated Financial Information
Item 1.	Financial Statements
Consolidated Statements of Financial Position—September 30, 2004 (unaudited) and December 31, 2003
Consolidated Statements of Operations (unaudited)—Three and Nine Months Ended September 30, 2004 and 2003
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) (unaudited)—Nine Months Ended September 30, 2004
Consolidated Statements of Cash Flows (unaudited)—Three and Nine Months Ended September 30, 2004 and 2003
Notes to Consolidated Financial Statements (unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II	Other Information
Item 1.	Legal Proceedings
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities
Item 6.	Exhibits
Signatures

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. Financial Statements

FALCON FINANCIAL INVESTMENT TRUST AND PREDECESSOR
Consolidated Statements of Financial Position

	Company September 30, 2004	Company December 31, 2003
	(unaudited)
ASSETS
ASSETS:
Cash and cash equivalents	$26,379,103	$25,645,578
Loans receivable, net of allowance for loan losses of $1,631,338 and $1,086,692, respectively	185,733,115	126,076,622
Retained interests in loan securitizations	8,020,966	7,239,136
Due from broker	3,900,000	—
Accrued interest receivable	1,330,183	994,821
Restricted cash	1,974,729	2,657,660
Property and equipment, net	439,747	335,860
Prepaid expenses and other assets	1,706,497	1,497,245

Total assets	$229,484,340	$164,446,922

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Borrowings	$103,297,774	$53,475,879
Accrued interest payable	406,209	255,707
Customer deposits	700,300	140,276
Hold back of loan proceeds	1,974,729	2,657,660
Interest rate swap contracts	3,933,671	(389,783)
Accounts payable and accrued liabilities	1,276,667	2,405,496
Dividends payable	798,445	—

Total liabilities	112,387,795	58,545,235

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred shares, $0.01 par value; 50,000,000 authorized; none issued and outstanding	—	—
Common shares, $0.01 par value; 100,000,000 authorized; 15,968,900 and 14,105,800 shares issued and outstanding, respectively	159,689	141,058
Additional paid-in capital	123,521,350	108,020,597
Unearned compensation	(2,052,017)	(2,840,827)
Accumulated deficit	(2,675,559)	(1,090,858)
Accumulated other comprehensive (loss) income	(1,856,918)	1,671,717

Total stockholders' equity	117,096,545	105,901,687

Total liabilities and stockholders' equity	$229,484,340	$164,446,922

See accompanying notes to unaudited consolidated financial statements.

FALCON FINANCIAL INVESTMENT TRUST AND PREDECESSOR
Consolidated Statements of Operations
(unaudited)

	Company Three Months Ended September 30, 2004	Predecessor Three Months Ended September 30, 2003	Company Nine Months Ended September 30, 2004	Predecessor Nine Months Ended September 30, 2003
REVENUES:
Interest income on loans	$4,049,995	$1,972,835	$10,525,817	$5,167,901
Interest income on securities purchased under resale agreements — related party	—	59,919	—	136,756
Interest income from retained interests	297,579	378,373	900,663	1,139,714
Gain on sale of loans	—	—	—	10,696,524
Gain on sale of retained interests	—	—	—	265,352
Gain on securities sold, but not yet purchased — related party	—	3,478,806	—	2,112,824
Changes in fair value of interest rate swap contracts	(53,691)	(432,469)	102,680	246,347
Income from loan servicing	110,229	107,200	336,688	315,622
Interest and other income	118,769	66,376	594,423	275,929

Total revenues	4,522,881	5,631,040	12,460,271	20,356,969

EXPENSES:
Interest expense on borrowings	1,158,918	234,303	2,378,284	642,070
Interest expense on borrowings — related party	—	891,181	—	2,298,550
Interest expense on securities sold, but not yet repurchased — related party	—	526,772	—	1,071,075
Provision for loan losses	45,220	—	544,646	—
Facility fee expense	496,500	93,750	2,027,000	281,250
Other than temporary decline in value of retained interests	11,816	422,477	11,816	422,477
Salaries and benefits	1,436,001	1,314,389	4,333,634	3,015,297
Professional fees	241,061	281,850	712,105	399,557
General and administrative	557,991	255,938	1,544,633	753,220
Advertising and promotion	242,109	196,693	784,194	573,941
Depreciation and amortization	41,654	31,036	111,370	99,591

Total expenses	4,231,270	4,248,389	12,447,682	9,557,028

Net income	$291,611	$1,382,651	$12,589	$10,799,941

Earnings per common share:
Basic and diluted	$0.02		$—

Weighted average shares outstanding:
Basic	15,662,500		15,443,522

Diluted	15,709,675		15,516,168

See accompanying notes to unaudited consolidated financial statements.

FALCON FINANCIAL INVESTMENT TRUST AND PREDECESSOR
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2004
(unaudited)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit		Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Par Value
BALANCE, December 31, 2003	14,105,800	$141,058	$108,020,597	$(2,840,827)	$(1,090,858)	$1,671,717	$105,901,687
Net income					12,589		12,589	$12,589
Over-allotment transaction on February 2, 2004:
Issuance of shares in connection with over-allotment	1,875,000	18,750	16,856,250				16,875,000
Underwriters' fee and offering expenses			(1,246,316)				(1,246,316)
Issuance of restricted shares to employees and trustees	14,000	140	123,660	(123,800)			—
Terminated restricted shares to employees and trustees	(25,900)	(259)	(232,841)	233,100			—
Amortization of unearned compensation				679,510			679,510
Unrealized loss on hedging transactions						(4,219,598)	(4,219,598)	(4,219,598)
Unrealized gain on retained interests in securitizations						690,963	690,963	690,963
Dividends paid or declared					(1,597,290)		(1,597,290)

BALANCE, September 30, 2004	15,968,900	$159,689	$123,521,350	$(2,052,017)	$(2,675,559)	$(1,856,918)	$117,096,545	$(3,516,046)

See accompanying notes to unaudited consolidated financial statements.

FALCON FINANCIAL INVESTMENT TRUST AND PREDECESSOR
Consolidated Statements of Cash Flows
(unaudited)

	Company Three Months Ended September 30, 2004	Predecessor Three Months Ended September 30, 2003	Company Nine Months Ended September 30, 2004	Predecessor Nine Ended Months September 30, 2003
Cash flows from operating activities:
Net income	$291,611	$1,382,651	$12,589	$10,799,941
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of loans	—	—	—	(10,696,524)
Gain on sale of retained interests	—	—	—	(265,352)
Other than temporary decline in value of retained interest	11,816	422,477	11,816	422,477
Changes in fair value of interest rate swap contracts	53,691	—	(102,680)	—
Depreciation and amortization — property and equipment	41,654	31,036	111,370	99,591
Depreciation and amortization — deferred origination fees, net of expense	(39,745)	10,662	(108,807)	(30,319)
Provision for loan losses	45,220	—	544,646	—
Amortization of unearned compensation	202,060	—	679,510	—
Loss on disposition of property and equipment	—	170	—	170
(Accretion) amortization of (discount) premium on retained interests	(45,107)	(11,254)	(102,683)	(15,267)
Changes in operating assets and liabilities:
Increase in securities sold, but not yet purchased — related party	—	(64,012,614)	—	(31,908,989)
Decrease (increase) in interest rate swap contracts	709,629	433,170	208,301	(5,467,630)
Increase in securities purchased under resale agreements — related party	—	64,443,940	—	32,047,500
(Increase) decrease in due from broker	(3,900,000)	(41,112)	(3,900,000)	6,359,158
(Increase) decrease in accrued interest receivable	(186,121)	(114,490)	(335,362)	563,824
Decrease (increase) in prepaid expenses and other assets	535,309	(660,889)	(209,252)	(708,855)
Decrease in due to broker — related party	—	—	—	(1,699,778)
Increase (decrease) in accrued interest payable	90,863	6,195	150,502	(92,249)
Decrease in accrued interest payable — related party	—	(591,411)	—	(1,566,415)
Increase (decrease) in customer deposits	169,549	(11,687)	560,024	(153,226)
Increase (decrease) in accounts payable and accrued liabilities	16,539	1,309,466	(1,128,829)	1,138,875

Net cash (used in) provided by operating activities	(2,003,032)	2,596,310	(3,608,855)	(1,173,068)
Cash flows from investing activities:
Disbursements for loan originations, net of fees received	(5,319,832)	(21,131,515)	(63,633,159)	(106,333,946)
Repayments of loans	1,366,415	599,487	3,539,062	5,300,907
Net proceeds from sale of retained interests	—	—	—	2,983,560
Net proceeds from sale of loans	—	—	—	145,464,590
Capital expenditures, net	(22,037)	(3,899)	(215,257)	(22,753)

Net cash (used in) provided by investing activities	(3,975,454)	(20,535,927)	(60,309,354)	47,392,358

Cash flows from financing activities:
Proceeds from over-allotment	—	—	16,875,000	—
Payment of over-allotment expenses	—	—	(1,246,316)	—
Borrowings from warehouse line of credit	4,256,000	19,554,413	127,260,000	98,260,413
Repayments of warehouse line of credit	(1,366,415)	(603,899)	(77,438,105)	(134,509,898)
Borrowings from subordinated loans	—	1,950,000	—	14,031,901
Repayments of subordinated loans	—	(2,769,766)	—	(23,625,746)
Borrowings from interest capitalization notes	—	60,346	—	191,915
Repayments of interest capitalization notes	—	—	—	(686,107)
Cash dividends paid	(798,845)	—	(798,845)	—

Net cash provided by (used in) financing activities	2,090,740	18,191,094	64,651,734	(46,337,522)
Net (decrease) increase in cash and cash equivalents	(3,887,746)	251,477	733,525	(118,232)
Cash and cash equivalents, beginning of period	30,266,849	240,721	25,645,578	610,430

Cash and cash equivalents, end of period	$26,379,103	$492,198	$26,379,103	$492,198

Supplemental disclosure of cash flow information:
Interest paid	$1,069,486	$1,016,733	$2,228,302	$3,026,564

Interest received	$3,838,861	$1,804,544	$7,254,151	$5,018,167

Supplemental disclosure of non-cash flow information:
Interest payable on interest rate swaps	$1,766	$—	$1,766	$—

Changes in fair value of interest rate swap agreements	$(5,555,019)	$—	$(4,219,598)	$—

Changes in fair value of retained interests in securitization	$(5,765)	$(621,927)	$690,963	$(329,557)

Allocated basis of retained interest in 2003-1 securitization	$—	$—	$—	$4,948,353

Dividends paid or declared	$798,445	$—	$1,597,290	$—

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

        The IPO consisted of the sale of 12,500,000 common shares to the public at a price of $9 per share, generating gross proceeds of $112.5 million. The aggregate proceeds to the Trust, net of underwriters' discount and offering costs, was approximately $102.4 million. Concurrent with the IPO, the Trust issued 1,287,500 common shares to the owners of its Predecessor as part of the formation transaction in acquiring the assets and assuming the liabilities of the Predecessor. Also concurrently with the IPO, the Trust issued 318,300 restricted shares as part of its Equity Incentive Plan to its independent trustees, trustee nominees, members of senior management and other employees. The total number of common shares outstanding immediately following the IPO was 14,105,800. In February 2004, the underwriters exercised the over-allotment and the Trust sold an additional 1,875,000 common shares to the public at a price of $9 per share. The aggregate proceeds to the Trust, net of underwriters' discount and offering costs, was approximately $15.6 million, bringing the total aggregate net proceeds of the IPO to approximately $118.0 million. The total number of common shares outstanding immediately following the over-allotment was 15,985,800, which includes an additional 5,000 restricted shares issued in connection with the Equity Incentive Plan.

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

(2)   Summary of Significant Accounting Policies

  (a) Basis of Presentation—Interim Financial Statements

        The unaudited interim consolidated financial statements presented herein include all of the accounts of the Trust and its wholly owned subsidiary, Falcon Financial II, LLC (collectively, the "Company") which commenced operations on December 22, 2003. For periods prior to that time, this report includes the financial statements of the Predecessor. All intercompany transactions and account balances have been eliminated in consolidation.

        The accompanying unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America, commonly referred to as U.S. GAAP, for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission, commonly referred to as the SEC for reporting on the Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes for complete U.S. GAAP financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the period ended December 31, 2003, contained in the Company's Transition Report on Form 10-K for the transition period from October 1, 2003 to December 31, 2003 filed with the SEC on March 30, 2004. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position at September 30, 2004 and December 31, 2003, the results of its operations and its cash flows for the three and nine months ended September 30, 2004 and 2003, and changes in shareholders' equity and comprehensive income (loss) for the nine months ended September 30, 2004.

        The results of operations for any interim period are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period they are determined necessary.

  (b) Cash and Cash Equivalents

        For purposes of the statements of cash flows, the Company and its Predecessor consider all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. These assets are carried at cost, which approximates fair value. Restricted cash is not considered as cash or cash equivalents for the purpose of the statements of cash flows.

  (c) Loans Receivable, net

        The Company originates loans that are underwritten with the intention of securitizing the receivables in a financing transaction, which will be accounted for as secured borrowings under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement 125" ("SFAS No. 140"), and carry the loans on the statements of financial position to maturity. The loans receivable are stated at their principal amount outstanding, less net deferred loan fees, unearned discounts and allowance for loan losses. Nonrefundable origination fees less certain related direct costs associated with the origination of the loans are deferred and amortized into interest income over the term of the loan using a method that approximates the interest method.

        All loans originated by the Predecessor were underwritten with the intention of securitizing and selling the portfolio and are carried at the lower of cost or market value on the statements of financial position. The amount, if any, by which the cost exceeds the fair value, is recorded as a valuation allowance. Changes in the valuation allowance are recorded in the statements of operations. As of September 30, 2003, no valuation allowance was deemed necessary.

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

        The Company accounts for its allowance for losses on loans in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS No. 5") and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"). Both Statements require the Company to evaluate the collectibility of both contractual interest and principal loan payments. SFAS No. 5 requires the accrual of a loss when it is probable that a loan has been impaired and the amount of the loss can be reasonably estimated. SFAS No. 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or as an alternative, at the loan's observable market price or fair value of the collateral. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loss from impairment represents the amount by which a creditor's recorded investment in a loan exceeds the present value of the expected future cash flows from the loan discounted at the loan's effective interest rate (including the fair value of the collateral that may be part of the loan). Losses for which such provisions for impairment are made, unless applied as a write-down of the recorded investment in the loan, represent a portion of the creditor's allowance for loan losses.

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

        Retained interests in securitizations are accounted for as available-for-sale securities and are carried at estimated fair value, with unrealized gains or losses included in stockholders' equity within the caption accumulated other comprehensive income (loss). The Company is not aware of an active market for the purchase and sale of these retained interests at this time and accordingly, the Company estimates the fair value of the retained interest by calculating the present value of the estimated expected future cash flows received by the Company after being released by the securitization trust, using a discount rate commensurate with the risk involved taking into consideration the results of sales of certificates owned by the Company to third parties. The cash flows being discounted are adjusted for estimated net losses due to defaults or prepayments. The Company has experienced four defaulted loans since inception (of which one has been fully resolved and three are pending resolution) and no prepayments in its retained interests in securitizations as of September 30, 2004 and December 31, 2003. All other loans are current.

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

        Changes in the fair value of the retained interests resulting from changes in the timing of cash flows to be received by the Company or changes in market interest rates are adjusted through accumulated other comprehensive income (loss) within stockholders' equity. Reductions in the estimated aggregate cash flows to be received by the Company, caused by defaults or prepayments that result in a reduction to the fair value of the retained interests, are considered an other than temporary impairment and are recognized through a charge to expense in that period.

  (f) Restricted Cash and Holdback of Loan Proceeds

        The Company maintains various escrow accounts on behalf of its borrowers to fund work that needs to be performed on the borrower's secured property as a condition to the loan agreement. At September 30, 2004 and December 31, 2003, the Company held $1,974,729 and $2,657,660, respectively, of cash collateral for the completion of those projects.

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

  (h) Servicing Income

        Under servicing agreements for all of the Company's securitizations, servicing fees for loans in good standing are accrued monthly based upon the then outstanding principal balances of loans serviced. The Company acts as primary servicer and special servicer with respect to loans securitized. A subsidiary of the Bank of New York acts as master servicer. The Company earns a servicing fee of 0.085% per annum (0.095% on the Company's most recently completed securitization in 2003) of the outstanding loan balance with respect to each loan serviced in its capacity as primary servicer. As a special servicer, the Company earns a servicing fee of 0.25% per annum of the outstanding balance of each loan in default. Servicing fees on defaulted loans are earned and paid monthly once a loan enters into default status. As of September 30, 2004, there are three loans in default. Fees received for loan servicing approximate the actual cost of servicing.

  (i) Securities Sold, But Not Yet Purchased

        The Predecessor entered into certain transactions (short sales and purchases, securities resale and repurchase agreements, and interest rate swaps) to mitigate the effects that changes in interest rates and credit spreads have on the fair value of its fixed-rate loan portfolio held for sale. In connection with the Predecessor's short sales, its obligation to deliver the securities to Goldman, Sachs & Co. is recorded in the statements of financial position under the caption securities sold, but not yet purchased—related party. This liability is carried at market value with any unrealized gain or loss recorded in the statements of operations. The related interest expense recorded in the statements of operations over the period held for the three and nine months ended September 30, 2003 was $526,772 and $1,071,075, respectively.

  (j) Securities Purchased Under Resale Agreements

        Purchases of securities under agreements to resell and sales of securities under agreements to repurchase are accounted for as secured lending and financing transactions, respectively. In connection with the Predecessor's purchase contracts, its obligation to resell the securities to Goldman, Sachs & Co. is recorded in the statements of financial position. These assets are carried at the amounts at which the identical securities will be subsequently resold as specified in the agreements, generally at market value. The related interest income recorded in the statements of operations for the three and nine months ended September 30, 2003 was $59,919 and $136,756, respectively.

  (k) Interest Rate Swap Contracts

        The Company enters into forward interest rate swap contracts as a means of mitigating the impact that changes in interest rates and credit spreads have with respect to the forecasted issuance of long-term debt. The contracts are evaluated at inception and on an on-going basis in order to determine whether the contracts qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting treatment. Forward starting interest rate swaps accounted for as cash flow hedges are carried in the statements of financial position at fair value with changes in their fair value recorded in accumulated other comprehensive income (loss). Any ineffectiveness which arises during the hedging relationship is recognized in statements of operations during the period in which it arises. The aggregate net interest expense and market value change for the three and nine months ended September 30, 2004 was $(53,691) and $102,680, respectively.

        The Predecessor entered into interest rate swap arrangements to mitigate the impact that changes in interest rates and credit spreads have on the value of its fixed-rate loan portfolio held for sale. The term of the derivative contracts is determined by duration of the loans held for sale pool. Swap contracts are carried at fair value with any unrealized gain or loss recorded in the statements of operations. The related interest income and interest expense is recorded in the statements of operations over the periods held. The aggregate net interest expense and market value change for the three and nine months ended September 30, 2003 was $(432,469) and $246,347, respectively.

  (l) Property and Equipment, net

        Property and equipment, net are reported at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over five years for furniture and fixtures and three years for computers and equipment. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining term of the respective leases.

        The components of property and equipment, net at September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
	(unaudited)
Furniture and fixtures	$336,332	$322,140
Computers and equipment	582,957	396,335
Leasehold improvements	93,806	79,363

Gross property and equipment, at cost	1,013,095	797,838
Less: accumulated depreciation and amortization	(573,348)	(461,978)

Property and equipment, net	$439,747	$335,860

        Depreciation and amortization expense for the three and nine months ended September 30, 2004 and 2003 was $41,654 and $111,370 and $31,036 and $99,591, respectively.

  (m) Equity Incentive and Option Plans

        Immediately prior to the IPO, the Company adopted an Equity Incentive Plan and issued restricted common shares to its executives, employees and non-employee trustees. Unearned compensation expense was recorded by the Company as reduction to stockholders' equity and charged to compensation expense on a straight-line basis over the vesting period of three years. The compensation expense for the three and nine months ended September 30, 2004 was $202,060 and $679,510, respectively.

        In September 1999, the Predecessor adopted the Falcon Financial, LLC Option Plan. The options of the Predecessor were recorded based on the fair value method as prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation." The option plan was terminated prior to the formation transaction on December 22, 2003.

  (n) Comprehensive Income (Loss)

        Comprehensive income (loss) represents net income (loss) and certain amounts reported directly in stockholders' equity, such as net unrealized gain or loss on retained interests in securitizations and the change in the fair value of cash flow hedges. Accumulated other comprehensive (loss) income reported in the statements of financial position as of September 30, 2004 and December 31, 2003, represents the accumulated unrealized (loss) gain on retained interests in securitizations and interest rate swaps accounted for as cash flow hedges. The components of comprehensive income (loss) for the three and nine months ended September 30, 2004 are as follows (unaudited):

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Net income	$291,611	$12,589
Unrealized loss on hedging transactions	(5,555,020)	(4,219,598)
Unrealized (loss) gain on retained interests in securitizations	(5,765)	690,963

Comprehensive loss	$(5,269,174)	$(3,516,046)

  (o) Income Taxes

        The Company has elected to be treated as a real estate investment trust (hereafter "REIT") for federal income tax purposes. To maintain its status as a REIT, the Company must comply with the REIT provisions of the Internal Revenue Code of 1986, as amended (hereafter "IRC"). If the Company distributes 90% of its taxable income to its shareholders and satisfies the various REIT asset, income, stock ownership and other tests required under the IRC, the Company generally will not be subject to federal income tax. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax including any applicable alternative minimum tax on its taxable income at regular corporate rates. Under certain circumstances, if the Company qualifies as a REIT, it may be subject to federal income tax and excise tax on its undistributed taxable income and may also be subject to state and local income taxes. The Company's subsidiary, Falcon Financial II, LLC is a taxable REIT subsidiary for federal income tax purposes and is fully taxable at normal corporate tax rates.

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

        The reconciliation of shares used in the basic and diluted earnings (loss) per common share computations for the three and nine months ended September 30, 2004 is as follows (unaudited):

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Net income	$291,611	$12,589

Weighted average shares outstanding	15,976,355	15,762,343
Effect of dilutive securities:
Unvested restricted shares	(313,855)	(318,821)

Basic weighted average shares outstanding	15,662,500	15,443,522

Effect of dilutive securities:
Dilutive impact of restricted shares	47,175	72,646

Diluted weighted average shares outstanding	15,709,675	15,516,168

Earnings per common share:
Basic and diluted	$0.02	$—

  (q) Reclassifications

        Certain items from prior periods have been reclassified to conform to current period presentation. Such reclassifications had no effect on previously reported net income or earnings per share.

  (r) Recent Accounting Pronouncement

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of ARB 51 (FIN 46). The interpretation provides guidance on consolidating variable interest entities ("VIE") and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation as revised by FIN 46 (revised December 31, 2003), "Consolidation of Variable Interest Entities" (FIN 46R) became applicable to the Company in the first quarter of 2004 for variable interest entities created before February 1, 2003. The interpretation requires VIEs, formerly referred to as special purpose entities, to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties, or the equity investors lack certain specified characteristics. Adoption of this new accounting standard did not have a material effect on the Company's financial condition or results of operations.

(3)   Loans Receivable, net

        Loans receivable, net as of September 30, 2004 and December 31, 2003 are summarized as follows:

	September 30, 2004	December 31, 2003
	(unaudited)
Loans	$188,383,017	$127,846,080
Less: Net deferred loan origination fees and initial direct costs	(1,018,564)	(682,766)
Allowance for loan losses	(1,631,338)	(1,086,692)

Loans, net	$185,733,115	$126,076,622

        Loans receivable at September 30, 2004 are comprised of fixed-rate and variable-rate loans with interest rates ranging between 7.18% and 9.52% and 4.65% and 6.30%, respectively. Maturity dates range from June 1, 2009 to April 1, 2023 with 56.6% of the principal balance maturing during 2018. Nine loans totaling approximately $73.6 million have balloon payments of approximately $3.4 million on June 1, 2009, approximately $4.0 million on February 1, 2011, approximately $6.2 million on July 1, 2011, approximately $3.1 million on September 11, 2011, approximately $1.5 million on December 1, 2013, approximately $2.0 million on March 1, 2014, approximately $17.1 million on April 1, 2014 and approximately $12.0 million on July 1, 2014. There are 24 borrowers located in 18 states. Approximately 47.1% of the outstanding principal balance of the loans is to eight borrowers located in three states (Florida – 25.8%, Tennessee – 11.2%, and Ohio – 10.1%). There are no other concentrations greater than 10% in any other state or to any individual borrower.

        Loans receivable at December 31, 2003 are comprised of fixed-rate loans with interest rates ranging between 8.14% and 9.52%. Maturity dates range from February 1, 2011 to April 1, 2023 with 78.9% of the principal balance maturing during 2018. Two loans totaling approximately $9.6 million have balloon payments of approximately $4.0 million on February 1, 2011 and approximately $1.5 million on December 1, 2013. There are 17 borrowers located in 15 states. Approximately 33.1% of the principal balance of the loans is to three borrowers located in two states (Florida – 22.1% and Virginia – 11.0%). There are no other concentrations greater than 10% in any other state or to any individual borrower.

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

        There were no loans with unpaid principal or interest balances contractually past due or on non-accrual status December 31, 2003.

        Subsequent to September 30, 2004, one loan with an unpaid principal balance of approximately $13.7 million became delinquent in regards to the November 2004 payment. Management is currently working with the borrower to remedy the delinquency. The Company estimates that the resolution of this situation will not have a material impact on its financial position or results of operations.

(4)   Allowance for Loan Losses

        The Company establishes an allowance for loan losses to reserve for losses inherent in the Company's loan portfolio. The following summarizes the activity in the allowance for loan losses for the period from December 31, 2003 through September 30, 2004 (unaudited):

Balance at December 31, 2003	$1,086,692
Provision for loan losses	544,646

Balance at September 30, 2004	$1,631,338

(5)   Derivative Instruments and Hedging Activities

        In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133." In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." These Statements, collectively referred to as SFAS No. 133, establish accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the statements of operations and requires that a company document, designate, and assess the effectiveness of transactions that receive hedge accounting under SFAS No. 133.

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

        As of September 30, 2004, the Company had nine forward starting interest rate swap contracts accounted for as cash flow hedges on which the Company paid fixed and received floating. The contracts had a total notional amount of $122,854,368 and a fair value of $(3,933,671). There was accrued interest on these contracts of $1,766 at September 30, 2004. The contracts had maturity dates ranging from April 1, 2014 to February 28, 2018. Fixed interest rates ranged from 4.417% to 5.315% and a floating rate of 1.84%.

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

        As of September 30, 2004 and December 31, 2003, included in accumulated other comprehensive income (loss) for the forward starting interest rate swap contracts was $(3,829,815) and $389,783, respectively.

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

        In August 2003, a delinquency was experienced in the 2003-1 Trust for a loan with an unpaid principal balance of approximately $9.5 million. The loan defaulted in September 2003 and the Predecessor estimated that there would be an other than temporary reduction in the aggregate cash flows that the Predecessor expects to receive from the 2003-1 Trust for its unrated retained interest. Accordingly, the Predecessor charged $422,477 to expense, which was the amount considered to be other than temporary decline in the Predecessor's fair value of the unrated retained interest. This estimated reduction in aggregate cash flows was based on management's assessment of the amount it would ultimately collect on the defaulted loan.

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

        In January 2004, a delinquency was experienced in the 2001-1 Trust for a loan with an unpaid principal balance of approximately $2.5 million. The loan defaulted in January 2004 and the Company estimated that there would be an other than temporary reduction in the aggregate cash flows that the Company expects to receive from the 2001-1 Trust for its unrated retained interest. While this delinquency resulted in an estimated $0.2 million reduction in the value of the retained interest on the 2001-1 Trust as of December 31, 2003 and an additional estimated reduction of $0.1 million as of September 30, 2004, they were offset by unrealized gains in accumulated other comprehensive income (loss) for the 2001-1 transaction and accordingly, did not result in a charge to the statements of operations. These estimated reductions in aggregate cash flows were based on management's assessment of the amount it would ultimately collect on the defaulted loan. The real estate collateral for this loan was foreclosed upon.

        In August 2004, a loan with an unpaid principal balance of approximately $5.4 million in the 2001-1 Trust defaulted. The loan defaulted in August 2004 and the Company estimated that there would be an other than temporary reduction in the aggregate cash flows that the Company expects to receive from the 2001-1 Trust for its unrated retained interest. While this delinquency resulted in an estimated $0.3 million reduction in the value of the retained interest in the 2001-1 Trust, it was mostly offset by unrealized gains in accumulated other comprehensive income (loss) for the 2001-1 transaction. Accordingly, the Company recorded $11,816 to expense, which was the amount considered to be other than temporary decline in the Predecessor's fair value of the unrated retained interest which could not be offset by unrealized gains in accumulated other comprehensive income (loss). This estimated reduction in aggregate cash flows was based on management's assessment of the amount it would ultimately collect on the defaulted loan.

        On November 15, 2004, Moody's downgraded the Class A-1 and A-2 certificates in the 2001 securitization from Aaa to Aa1, the Class IO certificates from Aaa to Aa1, the Class B certificates from Aa2 to A1, the Class C certificates from A2 to Baa1, the Class D certificates from Baa2 to Ba2, the Class E certificates from Ba2 to B2, and the Class F certificates from B2 to Caa1.

        For the 1999-1 Trust, 2000-1 Trust, 2001-1 Trust and the 2003-1 Trust, the master servicer fee rate was 0.065% (0.055% on the 2003-1 Trust), the primary servicer fee rate was 0.085% (0.095% on the 2003-1 Trust) and the trustee fee rate was 0.010%.

        The activity related to the Company's retained interests as of September 30, 2004 and December 31, 2003 is as follows:

	September 30, 2004	December 31, 2003
	(unaudited)
Balance at beginning of period, January 1, 2004 and October 1, 2003, respectively	$7,239,136	$7,347,881
Interest income recorded	900,663	375,517
Other than temporary decline in fair value of retained interest	(11,816)	—
Cash received	(797,980)	(360,589)
Fair value adjustments, net of other than temporary decline in value	690,963	(123,673)

Balance at end of period	$8,020,966	$7,239,136

        The Company's key assumptions used to value the retained interests at September 30, 2004 are the loss/prepayment rate over the life of the transaction (which ranges from 1.76% to 4.89%), and the discount rates applied to the future cash flows (which ranges from 14.5% to 18.0%). These assumptions are consistent with the assumption used at December 31, 2003 to value the retained interests. The result of changing the key economic and sensitivity assumptions of the current fair value of retained interest to an immediate 10% and 20% adverse change in those assumptions would not be materially different than those previously discussed in the Company's Transition Report on Form 10-K for the transition period ended December 31, 2003.

        As of September 30, 2004 and December 31, 2003, net unrealized gains for the Company's retained interests in securitizations included in accumulated other comprehensive income (loss) was $1,972,897 and $1,281,934, respectively.

(7)   Borrowings

  Credit Line

        On April 28, 2004, the Company entered into a $150.0 million Revolving Warehouse Financing Agreement with iStar Financial Inc. ("iStar") solely for the purpose of originating loans, which replaced the previously existing facility, $150.0 million Revolving Warehouse Financing Agreement dated January 7, 1998 with ABN AMRO Bank, N.V., as lender, and SunAmerica Life Insurance Company or SALIC (an affiliate of SunAmerica, Inc.), as guarantor. The new facility may be increased to $200.0 million at the Company's option with the consent of iStar. Interest is calculated using LIBOR plus 290 basis points. Under the facility, iStar financed all of the Company's existing outstanding loans that were financed under the previously existing warehouse facility, which was terminated concurrent with this transaction. In connection with entering into the new facility, the Company paid a fee of $1,875,000 to iStar and a termination fee of $199,500 to the lenders under the previously existing facility in the quarter ended in April 2004. The interest rate as of September 30, 2004 was 4.64%. The outstanding balance as of September 30, 2004 was $103,297,774.

        The warehouse credit line is secured by, among other things, the Company's loans. All payments made by borrowers in respect of such loans are applied on a monthly basis to pay the outstanding fee and interest obligations under the new warehouse credit line and to reduce the principal amount outstanding under the new warehouse credit line by an amount equal to the portion of the payments on the loans that constitute payments of principal.

        The maturity date of the new warehouse credit line is April 10, 2005. The availability of funds under this credit line is subject to, among other things, compliance with specified financial covenants relating to leverage ratio, net worth, limitations on capital expenditures and limitations on total indebtedness, as described below. The Company is required under the warehouse facility to maintain a ratio of consolidated total debt to consolidated net worth not in excess of 4:1 and a consolidated net worth of not less than $80.0 million. The Company generally may not maintain indebtedness outside the new warehouse credit line other than indebtedness to fund obligations under the Company's hedging arrangements, purchase money indebtedness for the acquisition of assets not in excess of $1.0 million, indebtedness in connection with securitization transactions and certain capital leases. In order to make a borrowing under the facility, either Vernon B. Schwartz, the Company's Chairman and Chief Executive Officer, or David A. Karp, the Company's President and Chief Financial Officer, must be employed as a senior executive officer of the Company with the same decision making authority as on April 28, 2004.

        The lender under the new warehouse credit line will generally fund up to 80%, the advance rate, of the principal amount of eligible loans that the Company originates with the lender's approval. The maximum funding available for any individual loan is not permitted to exceed $20.0 million. In addition, the lender will not fund an amount in excess of 66.6% of the aggregate market value of the eligible loans.

        The Company is required to make prepayments under the new warehouse credit line under certain circumstances. Among other things, the Company may be required to make prepayments upon a decrease in the aggregate market value of the eligible loan portfolio. Specifically, in the event that the lender determines that the product of the market value of the eligible loans in the loan portfolio and the aggregate maximum advance rate of 66.6% is less than the aggregate outstanding principal amount under the warehouse credit line, then, subject to an exception for certain market value fluctuations of less than 5%, the Company will be required to prepay amounts borrowed under the new warehouse credit line sufficient to eliminate such deficiency. The new warehouse credit line also specifies various events that would allow the lender to terminate the warehouse credit line in its entirety, including, among other things, the Company's failure to qualify as a real estate investment trust under the Internal Revenue Code or a change of control.

        The Predecessor entered into a $150.0 million Revolving Warehouse Financing Agreement dated January 7, 1998 (the "Warehouse Loan Agreement") with ABN AMRO Bank, N.V., as lender, and SunAmerica Life Insurance Company or SALIC (an affiliate of SunAmerica, Inc.), as guarantor (collectively, the "Lenders"), solely for the purpose of originating loans. SALIC, along with Goldman Sachs Mortgage Company (an affiliate of Goldman, Sachs & Co.), as a result of a participation agreement between two entities, were the guarantors of the Warehouse Loan Agreement. As guarantors, each of the entities were paid fees of $0 and $259,980 for the three and nine months ended September 30, 2003, respectively. The fees are shown in the statements of operations within the caption interest expense—related party. The maturity date was October 1, 2004. This credit facility was collateralized by the loans held for sale. The Company was required to make prepayments under the warehouse facility under certain circumstances. Among other things, in the event that a customer defaulted on a scheduled loan payment that is not cured within 30 days, such loan would be treated as a defaulted receivable and the Company would be required to prepay the outstanding principal amount of the borrowings incurred under the warehouse facility in respect of such defaulted receivable. Interest was calculated using a 30-day commercial paper rate plus 300 basis points until December 22, 2003, when it was reduced to a 30-day commercial paper rate plus 200 basis points (which includes amounts paid to the guarantors as described above). The interest rate as of December 31, 2003 was 3.09%. The outstanding balance as of December 31, 2003 was $53,475,879. On April 28, 2004, the outstanding balance under the Warehouse Loan Agreement was paid in full and the Warehouse Loan Agreement was terminated.

        The Warehouse Loan Agreement required that the Company maintain certain financial covenants related to aggregate indebtedness, net income, net worth, leverage ratio, capital expenditures and lease commitments. In addition, the Warehouse Loan Agreement also specified various events ("Termination Events") that would allow the Lenders to terminate the warehouse facility in its entirety should one of these events occur, including, among other things, (i) a material adverse change in the Company's business, financial condition or prospects or (ii) a downgrade or other impairment of the rating of any notes issued in the Company's securitization transactions. In October 2003 and November 2003, the notes issued in the Company's Falcon Trust Series 2003-1 securitization were downgraded by the ratings agencies. The Company received a waiver from the Lenders for this Termination Event.

    Senior Subordinated Debt

        The Predecessor entered into a $19.3 million Amended and Restated Senior Subordinated Loan Agreement dated January 7, 1998 with Goldman Sachs Mortgage Company and SALIC. The agreement provided for a $5.0 million working capital loan, a $2.0 million hedge loan and $12.3 million for loan originations. The interest rate on the senior subordinated loan was 12%, with 9% payable in cash and 3% accrued and capitalized. This loan was paid in full on December 23, 2003 and the loan terminated. Interest expense for the three and nine months ended September 30, 2003 was $874,219 and $2,248,595, respectively.

        The Predecessor entered into a $0.5 million Junior Subordinated Loan Agreement dated April 19, 1999 with Falcon Auto Venture, LLC. The agreement provided for a $0.5 million working capital loan. The interest rate on the junior subordinated loan was 12%, with 9% payable in cash and 3% accrued and capitalized. This loan was paid in full on December 23, 2003 and the loan terminated. Interest expense for the three and nine months ended September 30, 2003 was $16,962 and $49,955, respectively.

(8)   Equity Incentive and Option Plans

        In November 2003, the Company adopted the 2003 Equity Incentive Plan to provide incentives to employees, non-employee trustees and other service providers to stimulate their efforts toward the Company's continued success, long-term growth and profitability and to attract, reward and retain key personnel. The plan approved 725,658 restricted common shares reserved for issuance, of which 318,300 were issued immediately prior to the closing of the IPO, with the remaining 407,358 shares available for future issuance. The 318,300 shares issued were valued at the IPO price of $9 per share and recorded in stockholders' equity under the caption of unearned compensation. During the three and nine months ended September 30, 2004, 4,000 additional shares valued at $7.50 per share and 14,000 additional shares of which 10,000 shares were valued at $9.38 per share were issued, respectively, and 11,100 shares and 25,900 shares were retired, respectively, bringing the total number of outstanding restricted shares to 306,400. The shares vest over three years and will be amortized into the statements of operations as compensation expense ratably over the vesting period.

        In September 1999, the Predecessor adopted the Falcon Financial, LLC Option Plan. The Predecessor granted certain employees options, which generally expired ten years from the grant date, to purchase membership interests in the Predecessor at prices not less than the market value of the membership interests on the grant date. Option exercise prices were determined by reference to comparable public company market values and earnings multiples. Options vested at a rate of 20% per year beginning one year after the date of hire. The Predecessor did not incur an expense associated with the option plan for the three and nine months ended September 30, 2003. The plan was terminated prior to the formation transaction on December 22, 2003 and through that date no options had been exercised.

(9)   Commitments and Contingencies

  (a) Financial Instruments with Off-Balance Sheet Risk

        The Company's financial instruments with off-balance sheet risk were limited to fixed-rate mortgage loan origination commitments with total contractual amounts of $42.5 million and $2.2 million as of September 30, 2004 and December 31, 2003, respectively. These instruments involve elements of credit risk and interest rate risk in addition to the amounts recognized in the statements of financial position. The contractual amounts represent the Company's maximum potential exposure to credit loss but do not necessarily represent future cash requirements since certain commitments may expire without being funded. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Commitments are subject to the Company's credit approval process, including a case-by-case evaluation of the customer's creditworthiness and related collateral requirements. The Company collected cash deposits in connection with these commitments of $399,960 and $19,534 as of September 30, 2004 and December 31, 2003, respectively.

  (b) Operating Leases and Contractual Obligations

        As of September 30, 2004, the Company was obligated under noncancelable operating lease agreements for office space and computer equipment. The future minimum lease payments under these lease agreements at September 30, 2004 were (unaudited):

2004 (October 1 to December 31)	$51,643
2005	206,190
2006	208,248
2007	218,049
2008	227,853
Thereafter	807,276

$1,719,259

        The Company had previously entered into employment agreements with three members of senior management. Effective July 1, 2004, the Company entered into an employment agreement with an additional member of senior management. The agreements range in terms from eighteen to thirty-six months, subject to additional one year renewals. The future minimum salary expense relating to these agreements is $268,750, $1,075,000 and $750,000 for the period October 1, 2004 to December 31, 2004 and for the years ended December 31, 2005 and 2006, respectively.

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

        Included in the statements of operations are revenues and expenses resulting from various financing, capital markets transactions and loan sales transactions. The following table sets forth the related party revenues and expenses included in the respective captions in the statements of operations for the three and nine months ended September 30, 2003, respectively. The amounts reflect the related party transactions with Goldman, Sachs & Co., except where otherwise indicated and are as follows (unaudited):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Interest income on securities purchased under resale agreements — related party	$59,919	$136,756
Gain on sale of loans (fee expense)	—	(1,414,936)
Changes in fair value of interest rate swap contracts	(432,469)	246,347
Gain on securities sold, but not yet purchased — related party	3,478,806	2,112,824
Interest expense on borrowings — related party ($437,110 and $16,962 and $1,124,298 and $49,955 related to SunAmerica, Inc. and Falcon Auto Venture, LLC for the three and nine months ended September 30, 2003, respectively)	891,181	2,298,550
Interest expense on securities sold, but not yet repurchased — related party	526,772	1,071,075
Facility fee expense ($46,875 and $140,625 for the three and nine months ended September 30, 2003, respectively, related to SunAmerica, Inc.)	93,750	281,250

(11) Dividends

        On November 10, 2004, the Company declared a cash dividend of $798,445, or $0.05 per common share applicable to the three-month period ended September 30, 2004, and payable to shareholders of record on December 1, 2004. The dividend is payable on December 15, 2004.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis of Financial Conditions and Results of Operations ("MD&A") is provided as a supplement to the accompanying unaudited consolidated financial statements and footnotes in Item 1—Financial Statements to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The MD&A is organized as follows:

  Forward-looking statements. This section discusses how certain forward-looking statements made by us throughout the MD&A are based on management's present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

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

  Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2004 and 2003. In addition, a brief description is provided of transactions and events that impact comparability of the results being analyzed.

  Liquidity and capital resources. This section provides an analysis of our cash position and cash flows as well as a discussion of our financing arrangements. In this section, we also summarize related party transactions and recent accounting pronouncements.

Forward-Looking Statements

        Statements contained in this Quarterly Report on Form 10-Q which are not historical fact may be forward-looking statements within the meaning of Section 21(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21(e) of the Exchange Act, as amended. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "continue," "estimate," "predict," "expect," "intend," "may," "plans," "potential," "should," "could," "will," and "would," or the negative of these terms or other comparable terminology.

        The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or facts, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider the factors referenced in this report, including those set forth under the sections captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Overview." Among the factors about which we have made assumptions are the following:

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

  •
  our ability to successfully resolve loans currently in default;

  •
  levels of and trends in recoveries of prior charge-offs;

  •
  experience, ability, and depth of lending management and credit administration staff;

  •
  our ability to operate as a real estate investment trust ("REIT"); and

  •
  national and local economic and market conditions, including changes in interest rates.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q filed with the SEC. We provide access to this interim report and all other reports and amendments, if any, filed by us with the Securities and Exchange Commission ("SEC"), which can be accessed, free of charge, through our website at http://investor.falconfinancial.com/edgar.cfm on the same day that they are electronically filed with the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC. Our executive offices are located at 15 Commerce Road, Stamford, CT 06902.

Overview

        We are a fully integrated, self-advised REIT focused on the business of originating and servicing loans to automotive dealers in the United States. We have also provided loans to select motorcycle dealers on a limited basis. We have elected to be taxed as a REIT for federal income tax purposes and are the successor to Falcon Financial, LLC (the "Predecessor"), which was organized in Delaware in May 1997.

        For the nine months ended September 30, 2004, we originated seven loans totaling approximately $64.7 million in aggregate initial principal amount. For the three months ended September 30, 2004, we originated one loan totaling approximately $5.3 million in aggregate initial principal amount. Although rising interest rates, a fall-off in dealership acquisition transactions and the current operating environment for automotive dealers has slowed our pipeline, we believe that the continuing consolidation among automotive dealers will present loan origination opportunities for our business. As of September 30, 2004, our portfolio consisted of 24 loans with an aggregate outstanding principal balance of approximately $188.4 million, and we had $42.5 million in outstanding loan commitments. Our portfolio of 24 loans as of September 30, 2004 had an average principal amount of approximately $7.8 million, a weighted-average remaining term of 143 months and a weighted-average interest rate of 8.44%. To date, our loans have been long-term, fixed- and variable-rate, cash flow-based as well as mortgaged-based and generally under approximately $19.0 million in loan size. We closed our first loan in February 1998 and we have originated a total of 118 loans representing approximately $726.3 million in aggregate initial principal amount through September 30, 2004. We have successfully securitized four pools of our loans in 1999, 2000, 2001 and 2003 totaling 92 loans representing approximately $517.0 million in aggregate principal amount at the date of securitization and we continue to provide primary servicing for all of our securitized loans.

        We derive our revenues primarily from loan payments of interest and principal made by automotive dealers under loans we originate and from acting as primary servicer for our securitized loans. Historically, we also have derived revenues from gain on the sale of loans that we held and pooled for securitization because those transactions were structured as off-balance sheet transactions, as described below under the heading "Off-Balance Sheet Arrangements". We currently intend to structure our securitizations as on-balance sheet secured financings, and therefore do not expect to record any gain on sale in connection with future securitizations. We expect that we will incur losses initially until our volume of loan originations increases sufficiently to offset the increased general and administrative expenses.

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

        Interest rates have increased during 2004, with many economists currently anticipating further increases during the remainder of 2004. Changes in interest rates can affect our ability to originate loans, the value of our retained interests in securitization pools and our ability to securitize loans. We have only recently begun to offer variable-rate loan products, which are an important part of our growth strategy. We are uncertain at this time of the impact, if any, that any future interest rate increases may have on the mix of new variable-rate loans and traditional fixed-rate loans that we will originate during the remainder of 2004.

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

        We have experienced only four defaulted loans since our inception. The first defaulted loan was in our 2001 securitization and resulted in a loss of principal of approximately $2.8 million. The three other defaults related to one loan in our 2003 securitization and two loans in our 2001 securitization. Although these three loan defaults have not yet been resolved, we have estimated losses upon the resolution of these three loans of approximately $3.5 million, $1.5 million and $1.4 million, respectively. The aggregate impact of the estimated losses on the 2003 and 2001 securitization would be approximately $3.5 million and $2.9 million, respectively. These estimated losses were taken into consideration when establishing the value of retained interests held by us in connection with the securitized pools in which these loans are held and resulted in a charge of approximately $0.01 million, $0.4 million and $0.2 million in fiscal 2004, 2003 and 2002, respectively. We cannot provide any assurance that the actual losses will equal the estimates indicated.

        When we have sold our loans into a securitization, we made certain assumptions about loan losses in calculating the estimated fair value of our retained interests in the securitizations. We will account for our future securitizations as on-balance sheet secured financings. Accordingly, we have established a reserve for loan losses for estimated losses inherent in our loan portfolio.

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

        On November 10, 2004, the Company declared a cash dividend of $798,445, or $0.05 per common share applicable to the three-month period ended September 30, 2004, and payable to shareholders of record on December 1, 2004. The dividend is payable on December 15, 2004.

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

        The discussion of financial condition and results of operations relates in part to our Predecessor, Falcon Financial, LLC, a Delaware limited liability company formed in 1997. Immediately prior to the closing of our initial public offering, Falcon Financial, LLC merged with and into Falcon Financial Investment Trust, a newly formed Maryland real estate investment trust. In connection with our election to be taxed as a REIT following the completion of our initial public offering, we have a fiscal year ending on December 31, as opposed to a fiscal year ending on September 30, which was used by our Predecessor. The results for the three and nine months ended September 30, 2003 included herein are the results of our Predecessor.

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

        We also are subject to off-balance sheet risk in the normal course of our business from commitments we make to extend credit to automotive dealers. As of September 30, 2004 and December 31, 2003, we had commitments to extend credit to our customers of $42.5 million and approximately $2.2 million, respectively, and amounts available under our warehouse credit line of approximately $46.7 million and $96.5 million, respectively, to fund such commitments.

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
  allowance for loan losses;

  (3)
  retained interest in loan securitizations; and

  (4)
  derivative instruments and hedging activities.

        These accounting policies, the bases for these estimates and their potential impact to our unaudited consolidated financial statements and related disclosures, should any of these estimates change, are further described as follows:

  (1) Loans

        We originate loans that are underwritten with the intention of securitizing the receivables in a financing transaction, which will be accounted for as secured borrowings under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement 125" ("SFAS No. 140"), and carry the loans on the statements of financial position to maturity. The loans receivable are stated at their principal amount outstanding, less net deferred loan fees, unearned discounts and allowance for loan losses. Nonrefundable origination fees less certain related direct costs associated with the origination of the loans are deferred and amortized into interest income over the term of the loan using a method that approximates the interest method.

        All loans originated by our Predecessor were underwritten with the intention of selling by way of a securitization transaction and were accounted for as loans held for sale on the statements of financial position. The amount, if any, by which the cost basis of the loans exceeds their estimated fair value is recorded through a valuation allowance. Changes in the valuation allowance are recorded in the statements of operations. As of September 30, 2004 and December 31, 2003, no valuation allowance was deemed necessary.

  (2) Allowance for Loan Losses

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

        We account for our allowance for losses on loans in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS No. 5") and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114"). Both Statements require that we evaluate the collectibility of both contractual interest and principal loan payments. SFAS No. 5 requires the accrual of a loss when it is probable that a loan has been impaired and the amount of the loss can be reasonably estimated. SFAS No. 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or as an alternative, at the loan's observable market price or fair value of the collateral. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loss from impairment represents the amount by which a creditor's recorded investment in a loan exceeds the present value of the expected future cash flows from the loan discounted at the loan's effective interest rate (including the fair value of the collateral that may be part of the loan). Losses for which such provisions for impairment are made, unless applied as a write-down of the recorded investment in the loan, represent a portion of the creditor's allowance for loan losses.

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

        Retained interests in securitizations are accounted for as available-for-sale securities and are carried at estimated fair value, with unrealized gains or losses included in stockholders' equity within the caption, accumulated other comprehensive income (loss). We are not aware of an active market for the purchase and sale of these retained interests at this time and accordingly, we estimate the fair value of the retained interest by calculating the present value of the estimated expected future cash flows received by us after being released by the securitization trust, using a discount rate commensurate with the risk involved. The cash flows being discounted are adjusted for estimated net losses due to defaults or prepayments of the underlying loans. As of September 30, 2004, we had three loans in default, one of which related to a loan in our 2003 securitization and the other two loans in to our 2001 securitization. The loan default relating to the 2003 securitization has not yet been resolved and we have estimated the loss upon resolution of the defaulted loan of approximately $3.5 million. The estimated loss resulted in a reduction in the estimated value of our retained interest in the 2003 securitization of approximately $0.7 million as of September 30, 2003. The second loan default, which related to our 2001 securitization has not yet been resolved and we have estimated the loss upon resolution of the defaulted loan of approximately $1.5 million. The estimated loss resulted in a reduction in the estimated value of our retained interest in the 2001 securitization of approximately $0.2 million as of December 31, 2003 and an additional $0.1 million as of September 30, 2004. During the nine months ended September 30, 2004, the real estate collateral for the loan in default in the 2001 securitization (with an outstanding balance of approximately $2.5 million) was foreclosed upon. The third default relates to a loan in our 2001 securitization. In August 2004, a delinquency was experienced in the 2001 Trust for a loan with an unpaid principal balance of approximately $5.4 million. The loan defaulted in August 2004. The estimated loss resulted in a reduction in the estimated value of our retained interest in the 2001 securitization of approximately $1.4 million as of September 30, 2004. We cannot provide any assurance that the actual losses will equal the estimates indicated. All other loans included in our securitization pools are current as of September 30, 2004.

        Each loan securitization has a specific credit enhancement in the form of cash flow requirements that must be met before we receive any cash on our retained interest.

        Changes in the fair value of the retained interests resulting from changes in the timing of cash flows to be received by us or changes in market interest rates are adjusted through accumulated other comprehensive income (loss) within stockholders' equity. Reductions in the estimated aggregate cash flows to be received by us, caused by defaults or prepayments or the timing of expected future cash flows that result in a reduction to the fair value below the historical cost basis of the retained interests, are considered an other than temporary impairment and are recognized through a charge to expense in that period.

  (4) Derivative Instruments and Hedging Activities

        In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133." In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." These Statements, collectively referred to as SFAS No. 133, establish accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of the derivative are to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses on derivatives to offset related results on the hedged items in the statements of operations and requires that a company document, designate, and assess the effectiveness of transactions that receive hedge accounting under SFAS No. 133.

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

        Our Predecessor entered into certain transactions (short sales and purchases, securities resale and repurchase agreements, and interest rate swaps) to mitigate the effect that changes in interest rates and credit spreads have on the fair value of its fixed-rate loan portfolio held for sale. Periods of rising interest rates and widening credit spreads decrease the fair value of the loan portfolio held for sale. Generally, we entered into these transactions when the rate was locked on a pending loan just prior to the closing of the loan. The new loan was added to the pool of loans being held for sale and the pool was then reviewed to determine what, if any, additional hedging transaction was to be executed. Generally, our Predecessor shorted U.S. Treasuries and invested the proceeds in repurchase agreements with Goldman, Sachs & Co. with U.S. Treasury notes as the underlying securities. In swap transactions, our Predecessor entered into an interest rate swap contract, receiving a floating rate of interest and paying a fixed rate of interest. The term of the swap contracts is determined by duration of the loans held for sale pool. Our Predecessor had a contractual obligation to settle the repurchase and swap agreements with Goldman, Sachs & Co. at the current fair value on the repurchase date. These contracts have been recorded as free standing derivatives with changes in fair value recorded in results of operations.

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

Results of Operations for the Three Months Ended September 30, 2004 and 2003

        The results of operations that follow should be read in conjunction with our critical accounting policies and estimates summarized above as well as our accompanying unaudited consolidated financial statements and notes thereto contained in Item 1—Financial Statements of this report.

    Revenues

        Total revenues for the three months ended September 30, 2004 decreased by approximately $1.1 million, or 19.7%, to approximately $4.5 million for the three months ended September 30, 2004 from approximately $5.6 million for the three months ended September 30, 2003. The decrease was primarily due to decreases in interest income from retained interests, gain on securities sold, but not yet purchased—related party and changes in fair value of interest rate swap contracts. The overall decrease was partially offset by an increase in interest income on loans and interest and other income.

        Interest income on loans for the three months ended September 30, 2004 increased by approximately $2.0 million, or 105.3%, to approximately $4.0 million for the three months ended September 30, 2004 from approximately $2.0 million for the three months ended September 30, 2003. The increase was primarily due to an increase in the weighted average portfolio of loans to approximately $186.4 million for three months ended September 30, 2004 as compared to approximately $102.7 million for the three months ended September 30, 2003, which was offset by a decrease in the weighted average interest rate on loans to approximately 8.6% for the three months ended September 30, 2004 as compared to approximately 8.9% for the three months ended September 30, 2003.

        Interest income from retained interests for the three months ended September 30, 2004 decreased by approximately $0.1 million, or 21.4%, to approximately $0.3 million for the three months ended September 30, 2004 from approximately $0.4 million for the three months ended September 30, 2003. The decrease was primarily due to the effect of three defaulted loans in our securitized pools.

        Gain on securities sold, but not yet purchased—related party for the three months ended September 30, 2004 and 2003 was $0 and approximately $3.5 million, respectively. We no longer enter into certain derivative instruments, such as short sales and purchases, and securities resale and repurchase agreements.

        Changes in fair value of interest rate swap contracts for the three months ended September 30, 2004 decreased by approximately $0.4 million, or 87.6% to a loss of approximately $0.05 million for the three months ended September 30, 2004 from a loss of approximately $0.4 million for the three months ended September 30, 2003. The decrease was primarily due to market fluctuations and the composition of our hedging instruments.

        Interest and other income for the three months ended September 30, 2004 increased by approximately $0.05 million, or 78.9% to approximately $0.11 million for the three months ended September 30, 2004 from approximately $0.06 million for the three months ended September 30, 2003. The increase was primarily attributable to higher interest income due to a higher average cash balance during the three months ended September 30, 2004 as compared to the same comparable period in the prior year. At September 30, 2004, the effective interest rate on our interest-bearing securities was approximately 1.65%.

    Expenses

        Total expenses for the three months ended September 30, 2004 decreased by approximately $0.02 million, to approximately $4.23 million for the three months ended September 30, 2004 from approximately $4.25 million for the three months ended September 30, 2003. The overall decrease was primarily due to decreases in interest expense on securities sold, but not yet repurchased—related party, other than temporary decline in value of retained interest, and professional fees. The decrease was partially offset by increases in interest expense on borrowings and interest expense on borrowings—related party combined, provision for loan losses, facility fee expense, salaries and benefits, general and administrative expenses and advertising and promotion.

        Interest expense on borrowings and interest expense on borrowings—related party combined for the three months ended September 30, 2004 increased slightly by approximately $0.03 million, or 3.0% to approximately $1.16 million for the three months ended September 30, 2004 from approximately $1.13 million for the three months ended September 30, 2003. The increase was primarily due to an increase in the weighted average debt balance as a result of increased borrowings attributable to the growth of our loan portfolio. The weighted average debt balance during the three months ended September 30, 2004 was approximately $103.9 million as compared to approximately $85.7 million during the three months ended September 30, 2003. The overall increase was offset by a decrease in the weighted average interest rate for our borrowings during the three months ended September 30, 2004 of approximately 4.46% as compared to approximately 4.94% during the three months ended September 30, 2003.

        Interest expense on securities sold, but not yet repurchased—related party for the three months ended September 30, 2004 decreased by approximately $0.5 million, or 100% to $0 for the three months ended September 30, 2004 from approximately $0.5 million for the three months ended September 30, 2003. We no longer enter into certain derivative instruments, such as short sales and purchases, and securities resale and repurchase agreements.

        Provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, trends in the level of delinquent and problem loans, the volume and type of lending conducted by us, the status of past due principal and interest payments including any adverse situations that may affect the borrower's ability to repay and general economic conditions, particularly as such conditions relate to our market share. As a result of such analysis, management recorded approximately $0.05 million provision for losses on loans for the three months ended September 30, 2004 which was predicated upon approximately $5.3 million of a new loan origination during the current three-month period. Prior to December 22, 2003, we did not record a provision for losses on loans.

        Facility fee expense for the three months ended September 30, 2004 increased by approximately $0.4 million, or 429.6% to approximately $0.5 million for the three months ended September 30, 2004 from approximately $0.1 million for the three months ended September 30, 2003. The increase was due to increased facility fees associated with the extension of our warehouse line of credit.

        Salaries and benefits for the three months ended September 30, 2004 increased by approximately $0.1 million, or 9.3%, to approximately $1.4 million for the three months ended September 30, 2004 from approximately $1.3 million for the three months ended September 30, 2003. The increase was primarily due to increases in salaries and bonuses paid or accrued as well as the amortization of unearned compensation expense relating to the restricted share grants.

        Professional fees for the three months ended September 30, 2004 decreased by approximately $0.04 million, or 14.5% to approximately $0.24 million for the three months ended September 30, 2004 from approximately $0.28 million for the three months ended September 30, 2003. The decrease was primarily due to increased accounting and auditing fees in 2003 in anticipation of our initial public offering. The overall decrease was offset by increases in legal and public company costs including resources required to comply with regulations mandated by the Sarbanes-Oxley Act of 2002.

        General and administrative expenses consist primarily of personnel-related expenses and facilities expenses. General and administrative expenses for the three months ended September 30, 2004 increased by approximately $0.3 million, or 118.0% to approximately $0.6 million for the three months ended September 30, 2004 from approximately $0.3 million for the three months ended September 30, 2003. The increase was primarily due to an increase in insurance expense and public company related expenses.

        Advertising and promotion for the three months ended September 30, 2004 increased by approximately $0.04 million, or 23.1%, to approximately $0.24 million for the three months ended September 30, 2004 from approximately $0.2 million for the three months ended September 30, 2003. The increase was primarily due to an increase in advertising relating to the introduction of new loan products and web developments, and retainer fees incurred in connection with engaging a new advertising firm.

    Net Income

        The net income for the three months ended September 30, 2004 was approximately $0.3 million as compared to approximately $1.4 million for the three months ended September 30, 2003.

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

    Revenues

        Total revenues for the nine months ended September 30, 2004 decreased by approximately $7.9 million, or 38.8% to approximately $12.5 million for the nine months ended September 30, 2004 from approximately $20.4 million for the nine months ended September 30, 2003. The decrease was primarily due to decreases in interest income on securities purchased under resale agreements—related party, interest income from retained interests, a gain on sale of loans, a gain on sale of retained interest, changes in fair value of interest rate swap contracts, gain on securities sold, but not yet purchased—related party. The overall decrease was partially offset by an increase in interest income on loans and interest and other income.

        Interest income on loans for the nine months ended September 30, 2004 increased by approximately $5.4 million, or 103.7%, to approximately $10.5 million for the nine months ended September 30, 2004 from approximately $5.1 million for the nine months ended September 30, 2003. The increase was primarily due to a significant increase in the weighted average portfolio of loans to approximately $159.8 million for nine months ended September 30, 2004 as compared to approximately $80.3 million for the nine months ended September 30, 2003.

        Interest income on securities purchased under resale agreements—related party decreased by $0.1 million, or 100%, to $0 for the nine months ended September 30, 2004 from approximately $0.1 million for the nine months ended September 30, 2003. We no longer enter into certain derivative instruments, such as short sales and purchases, and securities resale and repurchase agreements.

        Interest income from retained interests for the nine months ended September 30, 2004 decreased by approximately $0.2 million, or 21.0%, to approximately $0.9 million for the nine months ended September 30, 2004 from approximately $1.1 million for the nine months ended September 30, 2003. The decrease was primarily due to the effect of three defaulted loans in our securitized pools.

        Gain on sale of loans for the nine months ended September 30, 2003 was approximately $10.7 million which resulted from the securitization transaction 2003-1. We did not record any gain on sale of loans in the nine months ended September 30, 2004. We intend to account for all future securitizations as on-balance sheet secured financings, and as such will no longer be subject to gain on sale accounting.

        Gain on sale of retained interests for the nine months ended September 30, 2003 was approximately $0.3 million which resulted from a sale of one of the retained interests in the 2003-1 securitization transaction. There were no sales of retained interests during the nine months ended September 30, 2004.

        Changes in fair value of interest rate swap contracts for the nine months ended September 30, 2004 decreased by approximately $0.1 million, or 58.3% to a gain of approximately $0.1 million for the nine months ended September 30, 2004 from a gain of approximately $0.2 million for the nine months ended September 30, 2003. The decrease was primarily due to market fluctuations and the composition of our hedging instruments.

        Gain on securities sold, but not yet purchased—related party for the nine months ended September 30, 2004 and 2003 was $0 and approximately $2.1 million, respectively. We no longer enter into certain derivative instruments, such as short sales and purchases, and securities resale and repurchase agreements.

        Interest and other income for the nine months ended September 30, 2004 increased by approximately $0.3 million, or 115.4% to $0.6 million for the nine months ended September 30, 2004 from $0.3 million as compared to the same period in 2003. The increase was primarily attributable to a loan assumption fee earned during the nine months ended September 30, 2004. Also contributing to the overall increase was higher interest income due to a higher average cash balance during the nine months ended September 30, 2004 as compared to the same comparable period in the prior year. At September 30, 2004, the effective interest rate on our interest-bearing securities was approximately 1.65%.

    Expenses

        Total expenses for the nine months ended September 30, 2004 increased by approximately $2.9 million, or 30.3% to approximately $12.5 million for the nine months ended September 30, 2004 from approximately $9.6 million for the nine months ended September 30, 2003. The increase was primarily due to increases in provision for loan losses, facility fee expense, salaries and benefits, professional fees, general and administrative expenses and advertising and promotion. The overall increase was partially offset by decreases in interest expense on borrowings and interest expense on borrowings—related party combined, interest expense on securities sold, not yet repurchased—related party and other than temporary decline in value of retained interest.

        Total interest expense on borrowings and interest expense on borrowings—related party combined for the nine months ended September 30, 2004 decreased by approximately $0.6 million, or 19.1%, to approximately $2.3 million for the nine months ended September 30, 2004 from approximately $2.9 million for the nine months ended September 30, 2003. The decrease was primarily due to a decrease in the weighted average interest rate and weighted average debt balance for the nine months ended September 30, 2004 as compared to the same prior year period primarily attributable to the pay down of the Predecessor warehouse line of credit at higher rates of interest with certain related parties, which was terminated on April 28, 2004 concurrently with the iStar new warehouse credit line transaction. The weighted average interest rate for our borrowings during the nine months ended September 30, 2004 was approximately 3.95% as compared to approximately 4.51% during the nine months ended September 30, 2003. The weighted average debt balance during the nine months ended September 30, 2004 was approximately $80.3 million as compared to approximately $84.9 million during the nine months ended September 30, 2003 which resulted from the pay down of the Predecessor warehouse line of credit with certain related parties, which was terminated on April 28, 2004 concurrently with the iStar new warehouse credit line transaction.

        Interest expense on securities sold, but not yet repurchased—related party for the nine months ended September 30, 2004 decreased by approximately $1.0 million to $0 for the nine months ended September 30, 2004 from approximately $1.0 million for the nine months ended September 30, 2003. We no longer enter into certain derivative instruments, such as short sales and purchases, and securities resale and repurchase agreements.

        Provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, trends in the level of delinquent and problem loans, the volume and type of lending conducted by us, the status of past due principal and interest payments including any adverse situations that may affect the borrower's ability to repay and general economic conditions, particularly as such conditions relate to our market share. As a result of such analysis, management recorded approximately $0.5 million provision for losses on loans for the nine months ended September 30, 2004 which was predicated upon approximately $64.1 million of new loans during the current nine-month period. Prior to December 22, 2003, we did not record a provision for losses on loans.

        Facility fee expense for the nine months ended September 30, 2004 increased by approximately $1.7 million, or 620.7% to approximately $2.0 million for the nine months ended September 30, 2004 from approximately $0.3 million for the nine months ended September 30, 2003. The increase was due to increased facility fees associated with the extension of our prior warehouse line of credit coupled with a termination fee paid to the lenders under the previously existed warehouse credit line.

        Salaries and benefits for the nine months ended September 30, 2004 increased by approximately $1.3 million, or 43.7% to approximately $4.3 million for the nine months ended September 30, 2004 from approximately $3.0 million for the nine months ended September 30, 2003. The increase was primarily due to increases in salaries and commissions, which are based substantially on loan originations. The costs associated with commissions are volume driven and increase in relation to increased loan originations. Also contributing to the overall increase was bonuses paid or accrued as well as the amortization of unearned compensation expense relating to the restricted share grants.

        Professional fees for the nine months ended September 30, 2004 increased by approximately $0.3 million, or 78.2% to approximately $0.7 million for the nine months ended September 30, 2004 from approximately $0.4 million for the nine months ended September 30, 2003. The increase was primarily due to increases in legal and public company costs including resources required to comply with regulations mandated by the Sarbanes-Oxley Act of 2002.

        General and administrative expenses consist primarily of personnel-related expenses and facilities expenses. General and administrative expenses for the nine months ended September 30, 2004 increased by approximately $0.8 million, or 105.1% to approximately $1.5 million for the nine months ended September 30, 2004 from approximately $0.7 million for the nine months ended September 30, 2003. The increase was primarily due to an increase in insurance expense and public company related expenses.

        Advertising and promotion for the nine months ended September 30, 2004 increased by approximately $0.2 million, or 36.6% to approximately $0.8 million for the nine months ended September 30, 2004 from approximately $0.6 million for the nine months ended September 30, 2003. The increase was primarily due to an increase in advertising relating to the introduction of new loan products and web developments, and retainer fees incurred in connection with engaging a new advertising firm.

        Other than temporary decline in value of retained interest decreased by approximately $0.4 million, or 97.2% to approximately $0.01 million for the nine month period ended September 30, 2004 from approximately $0.4 million for the nine month period ended September 30, 2003. The decrease was due to the effect of a loan default in the 2003 securitization.

    Net Income

        The net income for the nine months ended September 30, 2004 was $12,589 as compared to approximately $10.8 million for the nine months ended September 30, 2003.

Liquidity and Capital Resources

        As of September 30, 2004 and December 31, 2003, we had approximately $26.4 million and approximately $25.6 million, respectively, in cash and cash equivalents. We invest cash on hand in short-term liquid investments. Similar to other financial institutions, we must ensure that sufficient funds are available to meet loan commitments, expenses and other obligations that arise in the ordinary course of business. Control of our cash flow requires the anticipation of deposit flows and loan payments. Our primary sources of funds are deposits, borrowings and principal and interest payment on loans. We use funds from deposit inflows, proceeds from our borrowings and principal and interest payments on loans primarily to fund new loan originations using borrowings under our new warehouse line of credit and proceeds from our initial public offering and over-allotment. Details of our cash inflows and outflows as well as future commitments for the three and nine months ended September 30, 2004 and 2003 are detailed as follows:

  Cash and Cash Equivalents

        We have financed our operations and have met our capital requirements since incorporation primarily through private and public issuances of equity securities, bank borrowings and cash generated from operations. Our principal sources of liquidity consisted of approximately $26.4 million of cash and cash equivalents as of September 30, 2004. Cash equivalents are instruments with maturities of less than 90 days. Our cash equivalents consist of U.S. Treasury Bills, corporate debt, taxable municipal securities, money market instruments and commercial paper.

        We believe that our existing cash and cash equivalents coupled with borrowings under our new warehouse line of credit and the remainder of proceeds from our initial public offering and over-allotment will be sufficient to fund operations, capital expenditures and provide adequate working capital for the next twelve months. However, there can be no assurance that events in the future will not require us to seek additional capital and, if so required, that capital will be available on terms favorable or acceptable to us, if at all.

  Cash Inflows and Outflows

        During the three months ended September 30, 2004, the net decrease in cash and cash equivalents was approximately $3.9 million compared to approximately $0.3 million increase in cash and cash equivalents during the three months ended September 30, 2003. As reported on our consolidated statements of cash flows, our (decrease) increase in cash and cash equivalents during the three months ended September 30, 2004 and 2003 is summarized as follows (unaudited):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Net cash (used in) provided by operating activities	$(2,003,032)	$2,596,310
Net cash used in investing activities	(3,975,454)	(20,535,927)
Net cash provided by financing activities	2,090,740	18,191,094

Total (decrease) increase in cash and cash equivalents	$(3,887,746)	$251,477

        Details of our cash inflows and outflows are as follows during the three months ended September 30, 2004:

        Operating Activities:    During the three months ended September 30, 2004 and 2003, net cash used was approximately $2.0 million as compared to net cash provided of approximately $2.6 million in cash and cash equivalents in operating activities, respectively. This was comprised primarily of our net income of approximately $0.3 million and a decrease of working capital of approximately $2.6 million coupled with non-cash charges totaling approximately $0.3 million. The components of our net income are detailed in our Results of Operations section included above in this Item. Components of our significant non-cash adjustments are as follows for the three months ended September 30, 2004:

  •
  Provision for loan losses of approximately $0.05 million;

  •
  Amortization of unearned compensation of approximately $0.2 million; and

  •
  Changes in fair value of interest rate swaps of approximately $0.05 million.

        Investing Activities:    Cash flow used in investing activities was approximately $4.0 million for the three months ended September 30, 2004 as compared with approximately $20.6 million for the three months ended September 30, 2003. Specific investing activity during the three months ended September 30, 2004 and 2003 was as follows:

  •
  During the three months ended September 30, 2004, loan originations net of fees received was approximately $5.3 million offset by repayments in connection with scheduled loan amortizations of approximately $1.4 million.

  •
  During the three months ended September 30, 2004, we invested approximately $0.02 million in capital equipment. This compares to approximately $3,899 in the same period in 2003 primarily attributable to the upgrading of our loan administration and accounting software in the current period.

        Financing Activities:    During the three months ended September 30, 2004, cash flows from financing activities provided approximately $2.1 million, which consisted of borrowings from our warehouse line of credit, net of related repayments.

        During the nine months ended September 30, 2004, the net increase in cash and cash equivalents was approximately $0.7 million compared to a net decrease of approximately $0.1 million during the nine months ended September 30, 2003. As reported on our consolidated statements of cash flows, our increase (decrease) in cash and cash equivalents during the nine months ended September 30, 2004 and 2003 is summarized as follows (unaudited):

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net cash used in operating activities	$(3,608,855)	$(1,173,068)
Net cash (used in) provided by investing activities	(60,309,354)	47,392,358
Net cash provided by (used in) financing activities	64,651,734	(46,337,522)

Total increase (decrease) in cash and cash equivalents	$733,525	$(118,232)

        Details of our cash inflows and outflows are as follows during the nine months ended September 30, 2004:

        Operating Activities:    During the nine months ended September 30, 2004 and 2003, we used approximately $3.6 million and $1.2 million in cash and cash equivalents in operating activities, respectively. This was comprised primarily of our net income of $12,589 and a decrease of working capital of approximately $4.7 million coupled with non-cash charges totaling approximately $1.1 million. The components of our net income are detailed in our Results of Operations section included above in this Item. Components of our significant non-cash adjustments are as follows:

  •
  Provision for loan losses of approximately $0.5 million;

  •
  Amortization of unearned compensation of approximately $0.7 million; and

  •
  Changes in fair value of interest rate swaps of approximately ($0.1) million.

        Investing Activities:    Cash flow used in investing activities was approximately $60.3 million for the nine months ended September 30, 2004 as compared to approximately $47.4 million generated from investing activities for the nine months ended September 30, 2003. Specific investing activity during the nine months ended September 30, 2004 and 2003 was as follows:

  •
  During the nine months ended September 30, 2004, loan originations net of fees received was approximately $63.6 million offset by repayments in connection with scheduled loan amortizations of approximately $3.5 million.

  •
  During the nine months ended September 30, 2004, we invested approximately $0.2 million in capital equipment. This compares to approximately $0.02 million in the same period in 2003 primarily attributable to the upgrading of our loan administration and accounting software in the current period.

        Financing Activities:    During the nine months ended September 30, 2004, cash flows from financing activities provided approximately $64.7 million, which consisted of borrowings from our warehouse line of credit, net of related repayments coupled with net proceeds from the over-allotment.

  Retained Interests in Loan Securitizations

        As of September 30, 2004 and December 31, 2003, we had retained interests in loan securitizations of approximately $8.0 million and $7.2 million, respectively. As of September 30, 2004 and

December 31, 2003, our retained interests consisted of the following securities with estimated fair values as indicated:

	September 30, 2004	December 31, 2003
	(unaudited)
Falcon Franchise Loan Trust Certificates, Series 1999-1 Class F	$2,098,708	$2,054,037
Falcon Franchise Loan Trust Certificates, Series 1999-1 Class G	1,420,948	1,140,252
Falcon Franchise Loan Trust Certificates, Series 2000-1 Class G	1,230,541	1,123,955
Falcon Auto Dealership Loan Trust Certificates, Series 2001-1 Class G	1,112,070	1,229,460
Falcon Auto Dealership Loan Trust Certificates, Series 2003-1 Class G	2,158,699	1,691,432

	$8,020,966	$7,239,136

        We estimate the fair value of the retained interest by calculating the present value of the estimated expected future cash flows received by us, using a discount rate commensurate with the risk involved. We have experienced only four loan defaults since our inception. The first defaulted loan was in our 2001 securitization and resulted in a loss of principal of approximately $2.8 million. The three other defaults related to one loan in our 2003 securitization and two loans in our 2001 securitization. Although these loan defaults have not yet been resolved, we have estimated losses upon the resolution of these three loans of approximately $3.5 million, $1.5 million and $1.4 million, respectively. The aggregate impact of the estimated losses on the 2003 and 2001 securitization pools would be approximately $3.5 million and $2.9 million, respectively. We took into account these estimated losses when establishing the value of retained interests held by us in connection with the securitized pools in which these loans are held and resulted in a charge of approximately $0.01 million, $0.4 million and approximately $0.2 million in fiscal 2004, 2003 and 2002, respectively. We cannot provide any assurance that our actual loss will equal the estimates indicated.

        In April 2004, a publicly traded dealership group acquired three automobile dealerships, which secured loans held in two of our securitization pools, 2001-1 and 2003-1. The subsidiaries of the dealership group assumed the obligations under the loans. In connection with these transactions, the loan collateral and financial covenants were released and replaced with bank letters of credit from Bank of America in the full amount of the outstanding principal balance. This collateral replacement strengthened the quality of both securitization pools as it improved the quality of the collateral available to support the loan balance of the borrowers.

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

        Our primary sources of liquidity for the three and nine months ended September 30, 2004 were net proceeds from the exercise of the over-allotment option in connection with our initial public offering and borrowings from our warehouse line of credit. Our primary sources of liquidity for the three and nine months ended September 30, 2003 were net proceeds from the sale of loans, and borrowings from our warehouse line of credit. We have historically funded our short-term liquidity requirements from these sources.

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

  New Warehouse Credit Line

        On April 28, 2004, we entered into a $150.0 million Revolving Warehouse Financing Agreement with iStar Financial Inc. ("iStar"), solely for the purpose of originating loans. The facility may be increased to $200.0 million at our option with the consent of iStar. Interest is calculated using LIBOR plus 290 basis points. Under the facility, iStar financed all of our existing outstanding loans that were financed under the previously existing warehouse facility, which was terminated. In connection with entering into the new facility, we paid a fee of $1,875,000 to iStar and a termination fee of $199,500 to the lenders under the previously existing facility. As of September 30, 2004, the outstanding balance was approximately $103.3 million. The interest rate as of September 30, 2004 was 4.64%.

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

        The lender under the new warehouse credit line will generally fund up to 80%, the advance rate, of the principal amount of eligible loans that we originate with the lender's approval. The maximum funding available for any individual loan is not permitted to exceed $20.0 million. In addition, the lender will not fund an amount in excess of 66.6% of the aggregate market value of our eligible loans.

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

    Commitments and Significant Contractual Obligations

        We have existing commitments to make future interest payments on our existing iStar warehouse line. As of September 30, 2004, we were obligated under noncancelable operating lease agreements for office space and computer equipment. The future minimum lease payments under these lease agreements at September 30, 2004 were (unaudited):

2004 (October 1 to December 31)	$51,643
2005	206,190
2006	208,248
2007	218,049
2008	227,853
Thereafter	807,276

$1,719,259

        We had previously entered into employment agreements with three members of senior management. Effective July 1, 2004, we entered into an employment agreement with an additional member of senior management. The agreements range in terms from eighteen to thirty-nine months, subject to additional one year renewals. The future minimum salary expense relating to these agreements is $268,750, $1,075,000 and $750,000 for the period October 1, 2004 to December 31, 2004 and for the years ended December 31, 2005 and 2006, respectively.

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

        Included in the statements of operations are revenues and expenses resulting from various financing, capital markets transactions and loan sales transactions. The following table sets forth the related party revenues and expenses included in the respective captions in the statements of operations for the three and nine months ended September 30, 2003. The amounts reflect the related party transactions with Goldman, Sachs & Co., except where otherwise indicated and are as follows (unaudited):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Interest income on securities purchased under resale agreements — related party	$59,919	$136,756
Gain on sale of loans (fee expense)	—	(1,414,936)
Changes in fair value of interest rate swap contracts	(432,469)	246,347
Gain (loss) on securities sold, but not yet purchased — related party	3,478,806	2,112,824
Interest expense on borrowings — related party ($437,110 and $16,962 and $1,124,298 and $49,955 related to SunAmerica, Inc. and Falcon Auto Venture, LLC for the three and nine months ended September 30, 2003, respectively)	891,181	2,298,550
Interest expense on securities sold, but not yet repurchased — related party	526,772	1,071,075
Facility fee expense ($46,875 and $140,625 related to SunAmerica, Inc. for the three and nine months ended September 30, 2003, respectively)	93,750	281,250

Recent Accounting Pronouncement

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB 51 (FIN 46). The interpretation provides guidance on consolidating variable interest entities ("VIE") and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation as revised by FIN 46 (revised December 31, 2003), "Consolidation of Variable Interest Entities" (FIN 46R) became applicable to us in the first quarter of 2004 for variable interest entities created before February 1, 2003. The interpretation requires VIEs, formerly referred to as special purpose entities, to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties, or the equity investors lack certain specified characteristics. Adoption of this new accounting standard did not have a material effect on our financial condition or results of operations.

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

  Fair Value of Financial Instruments

        As of September 30, 2004, our loan portfolio consisted of our fixed-rate and variable-rate loan portfolio at fixed rates ranging between 7.18% and 9.52% and variable rates ranging between 4.15% and 6.30%, respectively. Consequently, we do not have significant cash flow exposure on our loan portfolio. However, the market value of our loan portfolio is subject to significant fluctuation due to changes in market interest rates. Among other factors, changes in interest rates affect the fair value of our loan portfolio. Refer to Critical Accounting Policies and Use of Estimates in Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

ITEM 4.    Controls and Procedures

        As of the end of the period covered by this report, our principal executive officer and our principal financial officer carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (or Exchange Act). Based upon and as of that date of evaluation, these officers have concluded that our disclosure controls and procedures are in effect such that all material information relating to us required to be disclosed in our periodic filings with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the required time period, and (ii) is accumulated and communicated to Company's management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On December 22, 2003, we closed the sale of 12.5 million common shares in our initial public offering pursuant to a registration statement that was declared effective on December 16, 2003 (Registration No. 333-108603). On February 2, 2004, we sold 1.875 million common shares pursuant to the exercise of the underwriters' over-allotment option. The remainder of the proceeds have been allocated to originate future loans as of September 30, 2004.

ITEM 6.    Exhibits

(a)
Exhibits:

Exhibit No.	Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15-d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15-d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Rule 13a-14(b) and Rule 15-d-14(b) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FALCON FINANCIAL INVESTMENT TRUST (Registrant)
November 15, 2004	By:	/s/ VERNON B. SCHWARTZ Vernon B. Schwartz Chairman and Chief Executive Officer (principal executive officer)
November 15, 2004	By:	/s/ DAVID A. KARP David A. Karp President and Chief Financial Officer (principal financial officer)